Form 10-K
period 1996-03-31
COHR INC
filed 1996-07-01
CIK 1005123

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-27506

                                   COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     95-4559155
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)
     201 NORTH FIGUEROA STREET, SUITE 400
           LOS ANGELES, CALIFORNIA                                 90012
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 250-5600
                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of June 12, 1996, there were outstanding 4,562,000 shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of June 12, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $24.25 per share as reported by Nasdaq, was approximately $83,662,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the
Registrant which will be filed with the Securities and Exchange Commission not
later than 120 days after           .
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    PART  I

ITEM 1.  BUSINESS

GENERAL

     COHR Inc. ("COHR" or the "Company") is a national outsourcing service company, providing equipment servicing, group purchasing and other services such as electronic data interchange business systems, insurance consultation and brokerage, security services, clinical information systems and credentials management services to hospitals, integrated health systems and alternate site providers.

SERVICES AND PRODUCTS

  COHR MASTERPLAN

     The market for medical equipment services grows at a rate of over 12% annually, and will amount to nearly $8 billion by the end of the decade. The Company believes that cost-containment pressures compel health-care providers to retain existing equipment longer and to outsource an ever-increasing proportion of their service needs. Those independent service organizations (ISOs) with a formidable market presence that are national in scope, possess highly qualified service personnel and can maintain equipment from many manufacturers will benefit from this trend. The Company has sought to capitalize upon these trends with COHR MasterPlan which has gained market share faster than any other industry competitor.

     "One contract, one cost, one call" summarizes the MasterPlan approach. The ability to maintain any high-technology equipment, anytime, anywhere in the nation, and to reduce the client's expenditures through a fixed-price contract that caps the cost of maintenance, makes COHR's capital asset management program a competitive alternative to other ISO's. In a typical situation, the Company conducts an extensive audit of a potential client, including a review of existing service contracts, time-and-materials and expenditure histories for maintenance of their equipment inventory, and interviews with key operational managers and vendors. The data generated from the audit is analyzed and compared to an extensive, 22-year database of equipment maintenance records. The Company then presents the client with a comprehensive proposal, which includes guaranteed savings for the first year of the contract and recommendations for areas of improvement. As an incentive to increase the use of the Company's maintenance services over those of other vendors, the client receives a share of the cost savings realized when actual service expenses fall below the contract's fixed price.

     The Company has found that health-care facilities find it increasingly difficult to maintain out-of-warranty equipment at our price levels because of overhead and administrative burdens; other ISOs have not matched the pricing or the wide range of ancillary services (such as refurbished equipment sales, depot repair and specialized technology consulting offered by the Company); and equipment manufacturers typically sell and service only their own products, usually for 25-50% more than COHR. These factors, and a reputation for quality work, account for MasterPlan's sustained, rapid growth, from approximately 300 clients in 1992 to over 1,300 today, with a contract renewal rate of 98%. Over 450 technicians, customer service and marketing personnel operate from 28 offices nationwide. Revenues increased from $6 million in FY 1991 to over $48 million in FY 1996. In FY 1996, revenues increased 72% over the previous year. A series of acquisitions -- 12 since July, 1993 -- added customers, qualified staff and revenues, and extended the program into new areas.

     The Company intends to continue COHR MasterPlan's expansion during the year ahead by acquiring smaller regional ISOs and opening additional sales and customer service sites. The Company also plans to increase its share in existing markets by soliciting an increasing proportion of the equipment maintenance in those facilities where some items are still covered by original equipment manufacturer (OEM) agreements. The Company will continue to develop its ability to service high-technology diagnostic and treatment equipment, which typically generates higher margins than the maintenance of less-sophisticated items. The Company will seek to enhance its capabilities to participate in the exponential growth of the refurbished equipment market by purchasing, reconditioning and reselling used equipment, both domestically and through its subsidiary in Asia.

  PURCHASE CONNECTION

     Group purchasing organizations derive their power from a simple principle: the bigger the group, the larger the purchase, the lower the price. Since its inception in 1979, COHR's Purchase Connection has successfully implemented this formula to build one of the industry's strongest business portfolios.

     In a continually evolving health-care environment the Company expects Purchase Connection will continue to prosper because of many factors. A committed national membership of nearly 1,400 facilities accounts for a significant annual volume of contract purchases. Members have been attracted -- and retained -- by the bottom-line savings generated by these purchases, by the low cost of membership, by the strong support of an experienced professional staff, by the broad range of product availability, and by the ease and economy of a state-of-the-art electronic catalog that includes over 400,000 discounted line items of medical/surgical/laboratory and dietary supplies, pharmaceuticals and capital equipment. Purchase Connection members enjoy a unique advantage over members of other GPOs: easy access to the extensive portfolio of value-added COHR products and services. These include a full-line insurance brokerage, employee benefits consulting, facility security services, medical credentials verification services and other information management consulting.

     In FY 1997 management intends to continue growing Purchase Connection by adding to the Company's revenue base. To do so, the Company will seek to increase its existing members' purchasing volume by incentivizing greater compliance with sole-source contracts through offering deeper discounts. The Company will seek to increase its efficiency through member utilization of our electronic information systems, and will also solicit joint marketing efforts with manufacturers and distributors. The Company plans to expand its geographic penetration of certain regional markets, particularly in the midwest and southeast, by opening regional sales and customer service sites. Finally, the Company will introduce a number of new cost-effective products and services -- some developed internally, and some acquired -- to help its members meet their constantly changing operating challenges.

     The revolution in information management technology that affects every aspect of business has only begun to penetrate the enormous and complex health-care market. Most potential customers still accumulate mountains of paper patient records and operate legacy computer systems that perform limited, specialized functions. However, change is imminent. A changing regulatory environment has neccesitated the need to maintain quantifiable data, reduce recordkeeping costs, speed access to information and expedite insurance reimbursement. This has created a series of dilemmas for health-care organizations. The Company has anticipated these changes, and has produced electronic communications technology to supply optimal solutions to the problems.

     In 1995, the Company introduced its first proprietary software product, COHR 835 Direct. The software found rapid acceptance in that both Blue Cross of California and Blue Cross/Blue Shield of New Jersey licensed 835 Direct for distribution to their affiliates. This year, the Company will answer another specific market need with the introduction of COHR Order Direct, an interface between vendors and providers for the transmission of catalogs and purchase orders. This software automates supply procurement and integrates seamlessly with other existing materials management and financial systems. Another new software product, CheckPoint, stores, displays and manages health-care professionals' credentials information, empowering a system or facility to administer its own verification and certification process (otherwise a very labor-intensive, repetitive task). Like all COHR proprietary products, CheckPoint interfaces with clients' existing systems, greatly expanding our potential market.

     Over 90% of health-care information professionals who responded to a recent poll viewed clinical systems as their main applications priority for the next year. The Company foresaw this demand when the Company licensed selected third-party applications to fill specific high-growth-potential clinical and administrative niches. These products, in conjunction with our proprietary software, empower the Company to offer a full range of state-of-the-art information solutions for both business and clinical environments. COHR also provides services to help our clients maximize the growing potential of the Internet for commercial transactions and customer relations.

SALES AND MARKETING

     The Company markets its services and products to hospitals, integrated health systems and alternative site providers through a field of 56 people in sales, marketing, and customer service, allocated between COHR MasterPlan and Purchase Connection. The Company's sales personnel use a comprehensive consultative sales approach to leverage relationships in order to sell both programs.

     COHR MasterPlan. The Company employs 27 sales, marketing and customer service personnel in its COHR MasterPlan division, who are allocated by region and specialty.

     The Company estimates that the sales cycle for the Maintenance MasterPlan typically takes six months to complete. The Company believes that the sales cycle for contracts other than Maintenance MasterPlan is approximately one month. Appointments with customers, generated by a combination of print advertising response, referrals and cold calls, involve a presentation of the Company's services to the prospective customer.

     Many customers enrolling in Maintenance Masterplan or other service contracts for the first time are still obligated under certain OEM service agreements covering recently purchased high technology equipment. The Company routinely excludes such obligations from the initial Maintenance MasterPlan agreement, and, with the data from customer equipment audits at hand, systematically pursues their later inclusion at advantageous prices upon the expiration of the OEM agreement.

     Purchase Connection. The Company employs 29 sales, marketing and customer service personnel in its Purchase Connection division including regionally located personnel to provide customers with quality service. The Company generates leads principally through targeted direct mail campaigns to customers of other GPOs, exhibitions at class-specific trade shows, direct sales efforts in identified geographic regions, and cross-marketing through other Company services.

     The Company's other services and products are actively promoted through field sales, by a specialist in the respective discipline. Targeting mailings, word of mouth, educational programs and cross-marketing are all employed as a means of promoting these products and services.

COMPETITION

     The Company operates in two separate markets, each of which is highly competitive. In the equipment services market, the Company's principal competitors are (i) OEMs, including G.E. Medical Systems, Siemens Medical Systems, Inc. and Picker International, Inc., (ii) ISOs, of which two of the largest are divisions of AMSCO International, Inc. and ServiceMaster, L.P., and
(iii) in-house servicing departments. In the group purchasing markets, the Company's principal competitors are several major GPOs, including American Healthcare Systems/Premier Hospitals, Inc., Voluntary Hospitals of America Inc., MedEcon Services, Inc., AmeriNet, Inc., Health Services Corporation of America, SunHealth Alliance, Buy Power and University Hospital Consortium, as well as in-house corporate purchasing departments of large integrated systems and multi-hospital systems and various manufacturers and regional GPOs. The Company's competitors in each of the separate markets have sales representatives competing directly with the Company, and many are substantially larger and have substantially greater financial resources than the Company.

     The Company believes that the broad mix of products and services and the favorable pricing structure that it offers its customers enables it to differentiate itself from many of its competitors. The Company is unaware of any other company that offers the combination of equipment services, group purchasing services and other outsourcing services offered by the Company.

REGULATORY MATTERS

     The health care industry is highly regulated and there can be no assurance that the regulatory environment in which the Company and its customers operate will not change significantly in the future. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws. Nevertheless, there can be no assurance that a review of the Company's business or its customers' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's business.

     Medicare and Medicaid Fraud and Abuse. The federal anti-kickback statute prohibits the offer, payment solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for the furnishing or arranging for the furnishing of goods, facilities, items or services reimbursable under Medicare and Medicaid programs or (ii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid programs. The Company is not a separate provider of Medicare or state health program reimbursed services, however, if the Company is deemed to be receiving prohibited remuneration under the group purchasing agreements, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the federal anti-kickback statute, resulting in civil and criminal penalties. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid or other third party payor patients or covered services.

     The federal government has published regulations that provide, among other things, "safe harbors" from the federal anti-kickback statute relating to GPOs serving as a purchasing agent for entities who are furnishing services for which payment may be made under Medicare or a state health care program. The group purchasing safe harbor provides that remuneration prohibited by the anti-kickback statute does not include any payment by a vendor of goods or services to entities authorized to act as a GPO, if (i) the GPO has a written agreement with each entity for which items or services are furnished which provides that the fee paid by the vendor will be 3% or less of the purchase price of the goods or services provided by that vendor, and if the fee is not fixed at 3% or less, the agreement specifies the amount the GPO will be paid by each vendor and (ii) the GPO disclosed in writing to the health care provider the amount received from each vendor with respect to purchases made by or on behalf of the entity. Although the Company does not fall within the safe harbor, the Company believes that it is not receiving prohibited remuneration because it discloses in agreements with its customers that it may collect an administrative fee (commission) from vendors, its commissions collected from vendors do not exceed 3% of the purchase price and it makes available upon request of a provider the amounts it receives from vendors with respect to purchases made by or on behalf of the entity.

     Antitrust Laws. The federal Robinson-Patman Act prohibits both discriminatory pricing by vendors with respect to the sale of commodities -- i.e., a differential in the net price to customers -- and the payment of "brokerage" by a vendor to an agent of the purchaser. Many states have adopted similar prohibitions against discriminatory pricing and payment of brokerage or commissions. Violation of the Robinson-Patman Act is a crime, punishable with fines up to $5,000 and imprisonment for a year for each occurrence.

     While the Company is not a vendor of commodities, it may be viewed as the agent for its group purchasing customers authorized to negotiate discounted pricing with vendors. As a consequence, if the discounts are deemed to be improper, as a participant in the arrangement, the Company may be subject to criminal sanctions and civil damages under the statute.

     The Company believes that the pricing and commission policies of its vendors comply with applicable statutory standards, but there can be no assurance that future interpretations of antitrust laws by regulatory authorities will not require a restructuring of some or all of the Company's group purchasing relationships with its vendors or result in a determination that could adversely affect the Company.

     The Company does not believe that the commissions it receives from vendors are covered by the statutes because it provides services in exchange for brokerage.

     Both the federal Sherman Act and Clayton Act regulate exclusive dealing agreements, such as the Company's "sole source" contracts with certain vendors. Such agreements which result in a significant degree of foreclosure of the market place and effectively exclude competitors from a relevant market are unlawful. However, the Company does not believe that its sole source contracts violate the Sherman Act or the Clayton Act because the Company is involved in vast pharmaceutical, medical device and medical products markets, and that it is not likely that any exclusive contract the Company may enter into would foreclose sufficient amount of competition, at the national level, to raise any degree of concern. However, there can be no assurances that either governmental regulators or courts may not find that these contracts have an anti-competitive effect on a national or local market, thereby subjecting the Company to possible criminal or civil litigation. In such event, the Company may be subjected to criminal fines or sanctions or civil damage awards and, because contracts in violation of these laws are unenforceable, lose the benefits anticipated to be derived from its sole source contracts.

     Because the Company's group purchasing customers remain separate legal entities, distinct from each other and from the Company, any concerted action with vendors through the GPO such as refusal to deal, improper sharing of price information or other coordinated conduct may lead to allegations of prohibited anti-competitive conduct, including price fixing, concerted refusals to deal and agreement to share price information. The Company believes that it complies with such state and federal laws as may affect group purchasing organizations, but there is no assurance that the review of the Company's business by courts or regulatory authorities will not result in determination that could adversely affect the operations of the Company.

     Insurance Laws and Regulations. Laws in all states regulate the business of selling and marketing insurance products, such as life and health insurance, fire and casualty insurance and variable annuities. The Company believes it is in compliance with applicable laws in the states in which it conducts such business as are applicable to the Company's insurance products but there can be no assurance that future interpretations of insurance laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's insurance operations.

     Other Regulations. The Company is subject to various federal, state, and local laws and regulations. Various state and federal regulatory agencies, such as OSHA and the Environmental Protection Agency, have jurisdiction over the facilities of the Company and its customers, including worker safety, community "right to know" laws, and laws regarding clean air and water. Under various federal, state, and local laws, ordinances and regulations, an owner or lessee of real estate may also be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for the presence of, such hazardous or toxic substances. Furthermore, legislative or regulatory changes may cause future increases in the Company's operating costs or otherwise negatively affect operations. Although the Company believes it has been and is currently in substantial compliance with the applicable standards pursuant to such laws and regulations, there can be no assurance that the Company will not be materially adversely affected by existing or future requirements or incur materially increased operating costs in complying therewith.

     The Company believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder and possesses all material permits and licenses for the conduct of its business.

EMPLOYEES

     As of March 31, 1996, the Company employed a total of 558 persons, consisting of 56 in sales, marketing and customer service, 272 equipment technicians, 41 other technical specialists, 96 security guards and 93 in finance, administrative and research and development. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.

     The Company believes that it has had much success in attracting and retaining a high quality equipment technician staff. The Company uses an in-house training program in order to maintain its high quality service level. Many of the Company's technicians have been employed by the Company for over five years.

EXECUTIVE OFFICERS

     The names, titles and ages of the executive officers of the Company are as follows:

         NAME             AGE                        POSITION
Paul Chopra               48      President, Chief Executive Officer and
                                  Director
Umesh Malhotra            37      Chief Financial Officer and Assistant
                                  Secretary
Sandy Morford             41      Executive Vice President
Lisa Sokol                39      Executive Vice President
David Manigault           37      Executive Vice President and Chief Information
                                  Officer
William J. Greenhouse     44      Senior Vice President of Corporate Development
David Langness            46      Senior Vice President of Corporate
                                  Communications
Harold Tiegs              56      Corporate Controller

     Mr. Chopra as served as President and Chief Executive Officer of the Company since 1993 and has served as a director since 1984. Since 1994, Mr. Chopra has served as a director of HASC. From 1987 to December 31, 1995, he served as the Chief Financial Officer of HASC. From 1991 to 1993, he served as President and Chief Operating Officer of the Company and from 1987 to 1991 he served as its Executive Vice President and Chief Operating Officer. From 1983 to 1987, he served in various finance related positions with the Company. From 1981 to 1983, Mr. Chopra served as a management consultant with Cambridge Capital Consultants. From 1977 to 1980, Mr. Chopra served as Controller for Centronics Data Computer Corporation and from 1975 to 1977 Financial Planning Manager for Pepsi-Cola, Inc. Mr. Chopra is a director of SharePlus, a for-profit subsidiary of Hospital Council of Northern and Central California, which provides fee-for-service programs for hospitals and health care facilities. Pursuant to Mr. Chopra's employment agreement with the Company, the Company's Board of Directors will nominate Mr. Chopra for election to the Board by the Company's stockholders during the term of the employment agreement. See "-- Employment Agreement."

     Mr. Malhotra has served as Chief Financial Officer and Assistant Secretary of the Company since November 1995. From 1991 to 1995, he served as the Company's Controller and Vice President of Finance. From 1987 to 1990, Mr. Malhotra served as an auditor for Deloitte & Touche LLP in Los Angeles and from 1984 to 1986 served as a Chartered Accountant with Price Waterhouse in Great Britain.

     Mr. Morford has served as Executive Vice President of the Company since 1994. From 1979 to 1994, he served as a Senior Vice President of the Company.

     Ms. Sokol has served as Executive Vice President of the Company since 1995. From 1989 to 1995, she served as a Senior Vice President of the Company.

     Mr. Manigault has served as Executive Vice President of the Company since November 1995, and its Chief Information Officer since 1984. He is currently Chairman of the Healthcare EDI Coalition, a trade group that establishes EDI pathways based on ANSI X-12 standards.

     Mr. Greenhouse has served as Senor Vice President, Corporate Development of the Company since 1992. From 1991 to 1992, he served as Senior Vice President, Quality Management of the Company. From 1989 to 1992, Mr. Greenhouse served as Senior Vice President of Management Services for HASC.

     Mr. Langness has served as Senior Vice President, Corporate Communications since February 1996. From April 1986 to January 1996, Mr. Langness served as Vice President, Communications for HASC.

     Mr. Tiegs has served as Corporate Controller since April 1996. From 1978 to 1996 Mr. Tiegs practiced as a certified public accountant as a sole practitioner and a partner in the accounting firm of Fleming, Reiss and Company. In this capacity, he provided consulting, personal and corporate tax and accounting services.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Los Angeles, California and consist of approximately 23,000 square feet of leased office space in downtown Los Angeles, which houses most of the Company's senior management, as well as management information systems, finance and human resources and its Purchase Connection division. The Company's principal services facility it located in approximately 18,000 square fee of space in Van Nuys, California. These leases expire in August 1996. The Company has signed a new lease for approximately 76,000 square feet of space for a combined executive office and equipment services facility in Chatsworth, California. The Company estimates that such a move will significantly reduce its lease expenses.

     The Company also leases service and sales sites in Brea, Murrieta, Stockton and Union City, California; Fairlawn, Ohio; Pickerington, Ohio; Erie County, Pennsylvania; Seattle, Washington; Islandia, New York; Gainesville, Florida; and Fountain Hills, Arizona.

ITEM 3.  LEGAL PROCEEDINGS

     On November 13, 1995, Steven Hypolite ("Plaintiff") filed a complaint against the Company in the Superior Court of California, County of Los Angeles Central District, Case No. HC138977. Plaintiff alleges that on November 10, 1994, the Company breached an alleged employment agreement by wrongfully terminating him. Plaintiff also alleges that the Company's action in terminating his employment constituted a breach of the covenant of good faith and fair dealing and constituted an intentional and negligent infliction of emotional distress. In addition, Plaintiff alleges that his termination by the Company was based on discrimination against him because of his race and in retaliation for his having taken a medical/disability leave. Plaintiff further alleges that, as a result of the Company's misrepresentation, he was prevented from obtaining employment with a prospective employer. The Complaint seeks general damages of $500,000 and punitive damages of $2,000,000, costs of suit and reasonable attorney fees. The Company denies all allegations of wrongdoing in the complaint and believes that such allegations are without merit. The Company intends to vigorously defend the action.

     The Company is also involved from time to time in various legal proceedings incidental to its business. In the opinion of the Company's management, no such pending litigation is likely to have a material adverse effect on the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock began trading on Nasdaq on February 16, 1996 under the symbol "CHRI". The initial public offering price was $9.00 per share; and the closing price on February 16, 1996 was $13.50. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period February 16, 1996 to March 31, 1996 are as follows:

                                                                     HIGH         LOW
                                                                     ----         ----
        Fourth Quarter -- February 16, 1996 to March 31, 1996......  16 1/4       11 3/4

     As of June 12, 1996, there are approximately 26 stockholders of record and approximately 1,800 beneficial holders of the Company's common stock. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

DIVIDEND POLICY

     Although the Company has in the past declared and paid cash dividends on its Common Stock, at the present time the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit places certain limitations on the payment of dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company which have been derived from the audited consolidated financial statements of the Company. The selected financial data below should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                    SELECTED FINANCIAL AND SUPPLEMENTAL DATA

                                                                YEARS ENDED MARCH 31
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
  COHR MasterPlan................................  $48,160   $28,042   $12,617   $ 8,203   $ 7,228
  Purchase Connection............................   18,094    15,618    13,026    12,678    10,036
                                                   -------   -------   -------   -------   -------
          Total..................................   66,254    43,660    25,643    20,881    17,264
Gross margin.....................................   18,059    13,561     8,773     7,732     6,242
Selling, general & administrative expenses.......   14,559    11,523     7,309     6,370     4,946
Loss on real estate investment...................                                              880
Operating income.................................    3,500     2,038     1,464     1,362       416
Net income.......................................  $ 2,142   $ 1,368   $   946   $   917   $   384
                                                   =======   =======   =======   =======   =======
Net income per common share......................  $  0.89   $  0.65   $  0.45   $  0.43   $  0.18
Weighted Average Shares Outstanding..............    2,402     2,112     2,112     2,112     2,112
BALANCE SHEET DATA:
Working capital..................................  $23,470   $ 4,127   $ 4,626   $ 5,374   $ 5,167
Equipment and improvements, net..................    3,718     2,727     2,611     2,245     1,871
Intangible assets, net...........................    2,530     1,967       216
Total assets.....................................   44,472    21,613    15,836    13,973    13,078
Total long-term debt.............................      276       528
Total shareholders' equity.......................   29,115     7,270     6,138     5,419     4,597
SUPPLEMENTAL DATA:
Regional service and sales sites:
  COHR MasterPlan................................       18        14         7         5         5
  Purchase Connection............................        7         6         2         1         1
                                                   -------   -------   -------   -------   -------
          Total..................................       25        20         9         6         6
Total employees..................................      558       428       339       254       215
Gross margin percentage..........................     27.3%     31.1%     34.2%     37.0%     36.2%
Selling, general & administrative expenses
  margin.........................................     22.0%     26.4%     28.5%     30.5%     28.6%
Operating income margin..........................      5.3%      4.7%      5.7%      6.5%      2.4%
Days in receivables..............................       57        54        57        62        74

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 19 regional service and sales sites to support its equipment services operations and seven regional sales and customer service sites to support its group purchasing activities.

     Additional Revenues From New and Existing Customers -- The Company aggressively markets a full range of equipment services in its existing markets, the highest sales priority being Maintenance MasterPlan (comprehensive equipment management) sales. The Company has also developed the ability to service new, high technology equipment to grow its business with, and increase revenues from, its existing customer base.

     Gross Margins -- During the past five years, COHR MasterPlan has grown at a more rapid rate than Purchase Connection. Accordingly, although gross margin percentages in each of the Company's segments have remained generally stable, the Company's gross margin percentages have decreased during this time. Further, gross margin percentages have fluctuated in each segment as a result of the timing of acquisitions and the costs incurred to assimilate these acquisitions. In addition in order to increase market share the Company has not increased billing rates to its COHR MasterPlan customers as its labor costs have increased.

     Operating Income -- Operating income has increased in each of the three years ended March 31, 1996. As a percentage of revenues, operating income tends to fluctuate by year. These fluctuations have been caused by changes in the Company's business mix toward more equipment service business, the impact of new sites and acquisitions and the level of selling, general and administrative expenses. While selling, general and administrative expenses have grown in absolute dollars, they have declined as a percentage of sales, as the Company has been able to achieve its growth in revenues without a proportionate increase in corporate overhead. Development expenses for new products and the COHR 835 Direct software package increased in fiscal years 1994 through 1996. During the fiscal year ended March 31, 1996, development expenses on new products continued but decreased as a percentage of total revenues from prior years.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED MARCH 31, 1996 VERSUS FISCAL YEAR ENDED MARCH 31, 1995

     Revenues -- The Company's revenues for the fiscal year ended March 31, 1996 totaled $66.3 million, an increase of $22.6 million or 51.7% over revenues of $43.7 million for the fiscal year ended March 31, 1995. Of the $22.6 million increase in revenues, $20.1 million resulted from growth in COHR MasterPlan. The $20.1 million was primarily from increases in revenues from sites acquired or opened in previous periods. The Company acquired or opened 14 new service and sales sites in fiscal 1995 and six new service and sales sites in fiscal 1996.

     Direct Operating Expenses -- The Company's direct expenses for the fiscal year ended March 31, 1996 totaled $48.2 million which is an increase of $18.1 million or 60.1% over the fiscal year ended March 31, 1995 total of $30.1 million. Direct operating expenses as a percentage of revenues for the fiscal year ended March 31, 1996 increased to 72.7% from 68.9% for the fiscal year ended March 31, 1995. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection. COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection.

     Gross Margin. The Company's gross margin for the fiscal year ended March 31, 1996 totaled $18.1 million, an increase of $4.5 million or 33.1% over the fiscal year ended March 31, 1995 total of $13.6 million. Gross margin as a percentage of revenues decreased to 27.3% for the fiscal year ended March 31, 1996 from 31.1% for the fiscal year ended March 31, 1995. The decrease in gross margin percentage was principally the result of the increase in the percentage of the Company's revenues derived from the lower margin COHR MasterPlan.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the fiscal year ended March 31, 1996 totaled $14.6 million, an increase of $3.1 million or 27.0% over the fiscal year ended March 31, 1995 total of $11.5 million. As a percentage of revenues, selling, general and administrative expenses decreased during the fiscal year ended March 31, 1996 to 22.0% from 26.4% during the fiscal year ended March 31, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

     Operating Income. The Company's operating income for the fiscal year ended March 31, 1996 totaled $3.5 million, an increase of $1.5 million or 75.0% over the fiscal year ended March 31, 1995 total of $2.0 million. Operating income as a percentage of revenues for the fiscal year ended March 31, 1996 increased to 5.3% as compared to 4.7% for the fiscal year ended March 31, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the fiscal year ended March 31, 1996 totaled $1,483,000, an increase of $718,000 or 93.9% over the fiscal year ended March 31, 1995 total of $765,000, due to the increase in pre-tax income for the fiscal year ended March 31, 1996. The Company's effective tax rate for the fiscal year ended March 31, 1996 was 40.9% as compared to 35.9% for the fiscal year ended March 31, 1995.

     Net Income. The Company's net income for the fiscal year ended March 31, 1996 totaled $2,142,000, an increase of $774,000 or 56.6% over the fiscal year ended March 31, 1995 total of $1,368,000. As a percentage of revenues, net income increased to 3.2% in the fiscal year ended March 31, 1996 from 3.1% in the fiscal year ended March 31, 1995.

  FISCAL YEAR ENDED MARCH 31, 1995 VERSUS FISCAL YEAR ENDED MARCH 31, 1994

     Revenues. The Company's revenues for the fiscal year ended March 31, 1995 totaled $43.7 million, an increase of $18.1 million or 70.3% over revenues of $25.6 million for the fiscal year ended March 31, 1994. Of the $18.1 million increase in revenues, $15.4 million was due to revenue growth related to COHR MasterPlan. During the fiscal year ended March 31, 1995, COHR MasterPlan acquired seven smaller service maintenance companies and opened three new sites. The remaining revenue increase was due to internal growth and the opening of new sites for Purchase Connection. During the fiscal year 1995, the Company opened or acquired a total of 14 new sales and customer service sites.

     Direct Operating Expenses. The Company's direct operating expenses for the fiscal year ended March 31, 1995 totaled $30.1 million which was an increase of $13.2 million or 78.4% over the fiscal year ended March 31, 1994 total of $16.9 million. Direct operating expenses as a percentage of revenues increased to 68.9% in fiscal year ended March 31, 1995 from 65.8%. The increase was primarily the result of a greater percentage of the Company's total revenues derived from COHR MasterPlan which has higher direct operating expenses as a percentage of revenues than Purchase Connection. COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection. Direct labor unit costs in the COHR MasterPlan division increased during the year ended March 31, 1995 without a corresponding increase in hourly labor rates charged to customers. However, COHR MasterPlan's direct operating expenses as a percentage of revenues decreased from the previous year as a result of improved profitability from sites acquired in previous periods.

     Gross Margin. The Company's gross margin for the year ended March 31, 1995 totaled $13.6 million, an increase of $4.8 million or 54.6% over the year ended March 31, 1994 total of $8.8 million. Gross margin as a percentage of revenues decreased to 31.1% for the year ended March 31, 1995 from 34.2% for the year ended March 31, 1994. The decrease in gross margin percentage was a result of a larger increase in the percentage of the Company's revenues derived from the lower margin COHR MasterPlan. Gross margin percentages in each of the divisions increased slightly.

     Selling, General and Administrative Expense. The Company's selling, general and administrative expenses for the year ended March 31, 1995 totaled $11.5 million, an increase of $4.2 million or 57.7% over the year ended March 31, 1994 total of $7.3 million. As a percentage of revenues, selling, general and administrative expenses decreased during the year ended March 31, 1995 to 26.4% from 28.5% during the year ended March 31, 1994. The absolute increase in expenses reflected the increase in costs necessary to support the Company's rapid growth through its acquisition program. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs or head count as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

     Operating Income. The Company's operating income for the year ended March 31, 1995 totaled $2.0 million, an increase of $.5 million or 39.2%, over the year ended March 31, 1994 total of $1.5 million. Operating income for the year ended March 31, 1995 as a percentage of revenues decreased to 4.7% from 5.7% for the year ended March 31, 1994. This was primarily the result of lower gross margin reflecting mostly a change in the business mix offset by a decrease in selling, general and administrative expenses as a percentage of revenues.

     Provision for Income Taxes. The Company's provision for income taxes for the year ended March 31, 1995 totaled $765,000 an increase of $120,000 or 18.6% over the year ended March 31, 1994 total of $645,000, due to the increase in pre-tax income for the year ended March 31, 1995. The Company's effective tax rate of 35.9% was lower than the prior year's rate of 40.5% due to a favorable adjustment from a prior tax matter.

     Net Income. The Company's net income for the year ended March 31, 1995 totaled $1.4 million, an increase of $.5 million or 44.6% over the year ended March 31, 1994 total of $.9 million. As a percentage of revenues, net income decreased from 3.7% in fiscal year 1994 to 3.1% in fiscal 1995, primarily due to the decline in gross margin as a percentage of sales. This decline as partially offset by reduced selling, general and administrative expenses as a percentage of revenues and a lower effective tax rate.

  LIQUIDITY AND CAPITAL RESOURCES

     On February 16, 1996, the Company sold 2,000,000 shares of its common stock, $0.01 par value, at $9.00 per share pursuant to an initial public offering, realizing $16.1 million in net proceeds after fees and other selling expenses. On March 5, 1996, the Company realized $3.8 million, net of fees, from certain options exercised by the Underwriters granted under the Underwriting agreement pursuant to which the initial public offering was effected. Subsequent to the year end, the Company has utilized $1.9 million to acquire three companies and $0.3 million to pay off debt assumed through one of the acquisitions.

     The Company had working capital of $23.5 million, $4.1 million and $4.6 million as of March 31, 1996, March 31, 1995 and March 31, 1994 respectively. The Company had cash and cash equivalents of $19.3 million, $4.5 million and $5.2 million for the same respective periods.

     Net cash provided by (used in) operating activities was $(1.9) million, $1.5 million and $(.2) million for fiscal years 1996, 1995 and 1994, respectively. The fluctuations in cash provided or used in operations is due primarily to changes in accounts receivable, accounts payable and current income tax liabilities. A significant portion of the Company's growth has been funded internally through effective working capital management and, in particular, through its ability to reduce the number of days outstanding in accounts receivable.

     Net cash used in investing activities was $2.8 million, $1.8 million, $1.1 million, for fiscal years 1996, 1995 and 1994, respectively. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $1.4 million, $.5 million and $.7 million respectively.

     Cash flows provided by (used in) financing activities were principally for the payment of dividends to its stockholders of approximately $.2 million, $.2 million and $.2 million for the years ended March 31, 1996, 1995 and 1994, respectively, and the repayment of a $.2 million note assumed in an acquisition.

  INFLATION

     The Company believes that its operations have not been materially adversely affected by inflation. The Company expects that salary and wage increases for its skilled staff will continue to be higher than average wage increases, as is common in the company's industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is set forth in the "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two years prior to the date of the most recent financial statements, the Company has not had a change in its independent auditors nor have there been any disagreements between the Company and its independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Election of Directors", to be filed with the Commission within 120 days after the close of the Company's fiscal year. Information regarding executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Remuneration", to be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Voting Securities" and "Election of Directors", to be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Election of Directors -- Certain Relationships and Related Transactions", to be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. The documents described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting at page 14.

          2. The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting on page 29.

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3. Exhibits included or incorporated herein:

          See Exhibit Index

     (b)  Reports on Form 8-K

          Not applicable

                            COHR INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
INDEPENDENT AUDITORS' REPORT..........................................................   15
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at March 31, 1996 and 1995..............................   16
  Consolidated Statements of Income for Each of the Years Ended March 31, 1996, 1995
     and 1994.........................................................................   17
  Consolidated Statements of Changes in Shareholders' Equity for Each of the Years
     Ended March 31, 1996, 1995 and 1994..............................................   18
  Consolidated Statements of Cash Flows for Each of the Years Ended March 31, 1996,
     1995 and 1994....................................................................   19
  Notes to Consolidated Financial Statements..........................................   20
  Schedule V..........................................................................   29

    INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE AND EXHIBIT

Board of Directors and Shareholders of
  COHR Inc. and subsidiary
Los Angeles, California:

     We have audited the accompanying consolidated balance sheets of COHR Inc. and subsidiary (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule and exhibit listed in the Index at Item 14. These financial statements, financial statement schedule and exhibit are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial statement schedule and exhibit based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such additional financial statement schedule and exhibit, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 24, 1996

                            COHR INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                ASSETS (Note 10)

                                                                            1996        1995
                                                                           -------     -------
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $19,314     $ 4,453
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $835 (1996) and
      $773 (1995)........................................................   12,644       8,441
     Other...............................................................    1,233         751
  Inventory..............................................................    3,486       1,999
  Prepaid expenses and other.............................................      620         446
  Deferred income tax asset (Note 5).....................................      806         749
                                                                           -------     -------
          Total current assets...........................................   38,103      16,839
EQUIPMENT AND IMPROVEMENTS, Net (Note 3).................................    3,718       2,727
INTANGIBLE ASSETS, Net of accumulated amortization of $280 (1996) $113
  (1995) (Note 4)........................................................    2,530       1,967
OTHER ASSETS.............................................................      121          80
                                                                           -------     -------
TOTAL....................................................................  $44,472     $21,613
                                                                           =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade..............................................  $ 2,092     $ 1,365
  Accrued expenses (Note 7)..............................................    3,372       1,988
  Accrued liabilities -- COHR MasterPlan.................................    4,498       4,636
  Deferred revenue (Note 10).............................................    4,586       4,242
  Income tax liability (Note 5)..........................................                  360
  Current portion of long-term debt (Notes 4 and 6)......................       85         121
                                                                           -------     -------
          Total current liabilities......................................   14,633      12,712
DEFERRED INCOME TAX LIABILITY, Net (Note 5)..............................      448         342
DEFERRED COMPENSATION (Note 7)...........................................                  169
LONG-TERM DEBT (Notes 4 and 6)...........................................      276         528
LONG-TERM DEFERRED RENT (Notes 8 and 10).................................                  592
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Note 9):
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
     no shares issued and outstanding
     Common stock, $.01 par value; 20,000,000 shares authorized;
     4,562,000 (1996) and 2,112,000 (1995) shares issued and
     outstanding.........................................................      869         844
  Additional paid-in capital.............................................   22,104       2,179
  Retained earnings......................................................    6,142       4,247
                                                                           -------     -------
          Total shareholders' equity.....................................   29,115       7,270
                                                                           -------     -------
TOTAL....................................................................  $44,472     $21,613
                                                                           =======     =======

                See notes to consolidated financial statements.

                            COHR INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1996        1995        1994
                                                                -------     -------     -------
REVENUES......................................................  $66,254     $43,660     $25,643
DIRECT OPERATING EXPENSES.....................................   48,195      30,099      16,870
                                                                -------     -------     -------
GROSS MARGIN..................................................   18,059      13,561       8,773
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2).........   14,559      11,523       7,309
                                                                -------     -------     -------
OPERATING INCOME..............................................    3,500       2,038       1,464
INTEREST INCOME...............................................      155         137         127
INTEREST EXPENSE..............................................      (30)        (42)
                                                                -------     -------     -------
INCOME BEFORE INCOME TAXES....................................    3,625       2,133       1,591
PROVISION FOR INCOME TAXES (Note 5)...........................    1,483         765         645
                                                                -------     -------     -------
NET INCOME....................................................  $ 2,142     $ 1,368     $   946
                                                                =======     =======     =======
NET INCOME PER SHARE..........................................  $  0.89     $  0.65     $  0.45
                                                                =======     =======     =======
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING DURING THE PERIOD...................    2,402       2,112       2,112
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                            COHR INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND DIVIDENDS PER SHARE)

                                                                                                 TOTAL
                                                     COMMON STOCK      ADDITIONAL                SHARE-
                                                  ------------------    PAID-IN     RETAINED    HOLDERS'
                                                   SHARES     AMOUNT    CAPITAL     EARNINGS     EQUITY
                                                  ---------   ------   ----------   ---------   --------
BALANCE, APRIL 1, 1993..........................  2,112,000    $844     $  2,179     $ 2,396    $  5,419
  Dividend paid to parent company -- $2,150 per
     share......................................                                        (227)       (227)
  Net income....................................                                         946         946
                                                  ---------    ----      -------      ------     -------
BALANCE, MARCH 1, 1994..........................  2,112,000     844        2,179       3,115       6,138
  Dividend paid to parent company -- $2,225 per
     share......................................                                        (236)       (236)
  Net income....................................                                       1,368       1,368
                                                  ---------    ----      -------      ------     -------
BALANCE, MARCH 31, 1995.........................  2,112,000     844        2,179       4,247       7,270
  Net proceeds from sale of common stock through
     an initial public offering (Note 9)........  2,450,000      25       19,925                  19,950
  Dividend paid to parent company -- $2,350 per
     share......................................                                        (247)       (247)
  Net income....................................                                       2,142       2,142
                                                  ---------    ----      -------      ------     -------
BALANCE, MARCH 31, 1996.........................  4,562,000    $869     $ 22,104     $ 6,142    $ 29,115
                                                  =========    ====      =======      ======     =======

                See notes to consolidated financial statements.

                            COHR INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                           1996        1995        1994
                                                                          -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................  $ 2,142     $ 1,368     $   946
                                                                          -------     -------     -------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization.......................................      838         691         502
    Provision for losses on accounts receivable.........................       62          31         149
    Deferred income tax provision (benefit).............................       49        (181)     (1,201)
    Long term deferred rent.............................................     (592)       (369)       (329)
    Changes in assets and liabilities, net of effect of acquisitions of certain assets:
      Accounts receivable:
      Trade.............................................................   (4,265)     (3,611)     (1,200)
      Other.............................................................     (482)        237        (281)
      Inventory.........................................................   (1,078)       (695)       (492)
      Prepaid expenses and other........................................     (174)         93        (388)
      Other assets......................................................      (41)        (20)          4
      Accounts payable -- trade.........................................      727         483         101
      Accrued expenses..................................................    1,234        (128)        154
      Accrued liabilities -- COHR MasterPlan............................     (138)        797         521
      Deferred revenue..................................................      344       3,465         213
      Income taxes liability............................................     (360)       (735)      1,046
      Deferred compensation.............................................     (169)         89          80
                                                                          -------     -------     -------
         Total adjustments..............................................   (4,045)        147      (1,121)
                                                                          -------     -------     -------
         Net cash (used in) provided by operating activities............   (1,903)      1,515        (175)
                                                                          -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................   (1,427)       (465)       (650)
  Payment for acquisition of certain assets.............................   (1,387)     (1,293)       (480)
                                                                          -------     -------     -------
         Net cash used in investing activities..........................   (2,814)     (1,758)     (1,130)
                                                                          -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends to parent company................................  ($  247)    ($  236)    ($  227)
  Repayment of loan payable.............................................                 (221)
  Payments and current maturities on long-term debt, net................     (125)        (21)
  Net proceeds from sale of common stock................................   19,950
                                                                          -------     -------     -------
         Net cash provided by (used in) financing activities............   19,578        (478)       (227)
                                                                          -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................   14,861        (721)     (1,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................    4,453       5,174       6,706
                                                                          -------     -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................  $19,314     $ 4,453     $ 5,174
                                                                          =======     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- Cash paid during the period for:
  Income taxes..........................................................  $ 1,843     $ 1,680     $   802
                                                                          =======     =======     =======
  Interest..............................................................  $    37     $     5
                                                                          =======     =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
  Current assets........................................................  $   409     $   475     $    47
  Equipment.............................................................      235         228         218
  Goodwill and other intangibles........................................      893       1,865         215
                                                                          -------     -------     -------
                                                                            1,537       2,568         480
  Liabilities assumed...................................................                  600
  Debt issued for acquisitions..........................................      150         675
                                                                          -------     -------     -------
  NET CASH PAID FOR ACQUISITIONS........................................  $ 1,387     $ 1,293     $   480
                                                                          =======     =======     =======

                See notes to consolidated financial statements.

                            COHR INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description -- COHR Inc. and subsidiary (the "Company") provides fee-for-service products and services to hospitals and other health care providers (see Note 12 for information relating to the Company's business segments).

     The Company was formerly a majority owned subsidiary of Healthcare Association of Southern California ("HASC"). Effective February 16, 1996, the Company became a publicly held company at which time HASC became a minority shareholder (see Note 9).

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, COHR MasterPlan (India) Private Limited, located in New Delhi, India. The operations of the subsidiary began in May 1995 and are deemed immaterial to the consolidated financial statements as a whole. All intercompany accounts and transactions have been eliminated.

     Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

     Cash Equivalents -- The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company actively evaluates the creditworthiness of the financial institutions with which it invests.

     Inventory -- Inventory, consisting primarily of medical equipment repair parts, is stated at the lower of cost or market, cost being determined on the first-in, first-out basis.

     Equipment and Improvements -- Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture and equipment and amortization of improvements is provided for using the straight-line method over the estimated useful lives of the respective assets, as follows:

                Computer equipment and software...........  5 years
                Office furniture and equipment,
                  automobile..............................  3 to 7 years
                Technical equipment.......................  5 to 10 years
                                                            Shorter of lease
                                                              term or useful
                Leasehold improvements....................    life

     Intangible Assets -- Goodwill and other purchased intangible assets are stated at amortized cost and amortized on a straight-line basis over 15 years. The projection of undiscounted future cash flows of the operations are evaluated at each reporting period in assessing the recoverability of goodwill and other purchased intangibles.

     Accrued Liabilities -- COHR MasterPlan and Deferred Revenue -- The COHR MasterPlan is a program whereby the Company contracts with hospitals on an annual basis to manage the hospitals' equipment maintenance and repairs. The Company bills the hospitals in advance, and revenues on those contracts are recognized over the contract period. On a monthly basis, an accrual is recorded for the estimated expense on the these contracts for expenses that have been incurred. When actual repairs or maintenance are paid for, the accrued liability account is reduced for the actual cost incurred. Losses, if any, on maintenance contracts are recorded when known.

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

     Income Taxes -- The asset and liability approach is applied in accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences of events that have been recognized in the Company's financial statements but have not yet been recognized for tax purposes. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the year adjusted for the change during the year in deferred income taxes.

     Fair Value of Financial Instruments -- The Company adopted the provisions of SFAS No. 107, "Fair Value of Financial Instruments." The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of such instruments. The fair values of other financial instruments including accounts receivable, notes payable, accounts payable, accounts payable
- - -COHR MasterPlan and deferred revenue, are deemed not to be materially different from the carrying values. Such fair values were determined by discounting future cash flows using the current interest rate at the reporting date.

     Impairment of Long-Lived Assets -- In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the asset may not be recoverable. No impairment losses were required for the year ended March 31, 1996.

     Current Accounting Pronouncements -- The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of fair value method and allows the continuance of current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company has elected not to adopt the fair value provisions of this statement.

     Concentration of Credit Risk -- The Company provides services to hospitals and other health care providers throughout the United States. The Company's trade accounts receivable are exposed to credit risk; however, such risk is limited due to the large numbers and geographic dispersion of the customer base. The Company monitors the creditworthiness of its customers and provides allowances for doubtful accounts where appropriate.

     Research and Development -- Research and development costs are expensed as incurred. Such cost amounted to $990 (1996), $940 (1995) and $810 (1994).

     Net Income per Share -- Net income per common share is computed using the weighted average number of common stock and common stock equivalents outstanding during the year.

     Reclassifications -- Certain reclassifications have been made to the prior periods consolidated financial statements to conform them to the current period's presentation.

 2. RELATED-PARTY TRANSACTIONS

     The Company had related-party transactions resulting from the allocation of expenses (including rent and insurance) from HASC of $2,427 (1996), $1,975
(1995) and $1,822 (1994), and expenses incurred by

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

the Company (including accounting, payroll and personnel costs) of $2,448
(1996), $2,625 (1995) and $2,217 (1994) on behalf of HASC and an affiliate,
National Health Foundation. Expenses allocated to the Company from HSAC are included in selling, general and administrative expenses in the accompanying statements of income. Occupancy costs are allocated based upon square footage utilized by the respective entities. Accounting, payroll and personnel costs are allocated based upon the identification of tasks performed for the individual companies.

 3. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of:

                                                                         MARCH 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Computer equipment and software............................  $2,648     $2,120
        Office furniture and equipment.............................   1,395      1,229
        Technical equipment........................................   2,059      1,457
        Leasehold improvements.....................................     403        385
        Automobiles................................................      29
        Leased equipment...........................................     319
                                                                     ------     ------
                                                                      6,853      5,191
        Less accumulated depreciation and amortization.............   3,135      2,464
                                                                     ------     ------
                                                                     $3,718     $2,727
                                                                     ======     ======

 4. ACQUISITIONS

     During fiscal 1996 and 1995, the Company acquired the businesses of several small entities similar to that of the Company through a purchase of certain assets and service contract rights and an assumption of certain liabilities. In addition, the Company assumed the operating leases on the facilities of some of these entities. Following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

                                                                         MARCH 31
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Accounts receivable........................................             $  283
        Inventory..................................................  $  409        169
        Prepaid expenses and other.................................                 23
        Equipment and improvements.................................     235        228
        Goodwill...................................................     893        670
                                                                     ------     ------
                                                                      1,537      1,373
                                                                     ------     ------
        Accounts payable and accrued liabilities...................               (303)
        Loan payable...............................................               (221)
        Long-term debt.............................................                (76)
                                                                     ------     ------
                                                                                  (600)
                                                                     ------     ------
        Net assets of businesses acquired..........................  $1,537     $  773
                                                                     ======     ======

During fiscal 1995, the Company also purchased customer lists for approximately $1.2 million.

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

     The purchases of these businesses and intangible assets were made through the cash payments of approximately $1,387 (1996) and $1,293 (1995), the issuance of $150 (1996) and $80 (1995) short-term promissory notes and a $595 (1995) long-term note payable, which was net of imputed interest of $155 (1995) (see
Note 6 relating to subsequent year adjustment to such long-term note payable). The $221 loan payable assumed in one 1995 acquisition was subsequently repaid. Supplemental pro forma information is not presented because the impact of the acquisition on the Company's results of operations would not be material.

 5. INCOME TAXES

     The provision for income taxes includes the following:

                                                                 YEAR ENDED MARCH 31,
                                                               ------------------------
                                                                1996    1995     1994
                                                               ------   -----   -------
                                                               (IN THOUSANDS)
        Current:
          Federal............................................  $1,117   $ 717   $ 1,537
          State..............................................     317     229       309
                                                               ------    ----    ------
                                                                1,434     946     1,846
                                                               ------    ----    ------
        Deferred:
          Federal............................................      25    (122)   (1,029)
          State..............................................      24     (59)     (172)
                                                               ------    ----    ------
                                                                   49    (181)   (1,201)
                                                               ------    ----    ------
        Total provision for income taxes.....................  $1,483   $ 765   $   645
                                                               ======    ====    ======

     Deferred income taxes for fiscal 1996 and 1995 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences that create deferred tax assets and liabilities at March 31, 1996 and 1995 are as follows:

                                                                         MARCH 31
                                                                      ---------------
                                                                      1996      1995
                                                                      -----     -----
                                                                      (IN THOUSANDS)
        Deferred tax assets - current:
          Compensation - related accruals...........................  $ 354     $ 302
          Balance sheet reserves....................................    314       382
          State income taxes........................................    108        65
          Deferred compensation.....................................     95
          Prepaid expenses..........................................    (65)
                                                                      -----     -----
        Gross deferred tax assets...................................    806       749
                                                                      -----     -----
        Deferred tax liabilities - noncurrent:
          Depreciation..............................................   (448)     (415)
          Deferred compensation.....................................               73
                                                                      -----     -----
        Gross deferred tax liabilities..............................   (448)     (342)
                                                                      -----     -----
        Net deferred tax assets.....................................  $ 358     $ 407
                                                                      =====     =====

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

     The differences between federal income tax computed at the statutory rate and the actual tax provisions are shown as follows:

                                                                  YEAR ENDED MARCH 31
                                                                 ----------------------
                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Provision at statutory rate............................  34.0%    34.0%    34.0%
        State income tax, net of federal benefit...............   6.6      6.2      6.2
        Adjustment for prior year provision....................           (4.9)
        Permanent differences..................................    .3       .6       .3
                                                                 ----     ----     ----
        Effective tax rate.....................................  40.9%    35.9%    40.5%
                                                                 ====     ====     ====

 6. LONG-TERM DEBT

     Long-term debt at March 31, 1996 and 1995 consists of (in thousands):

                                                                        1996     1995
                                                                        ----     ----
        Noninterest bearing note payable with original terms of $750 due in five annual installments of $150 each starting in
          July 1995. If in any fiscal year the gross annual revenue of a certain acquired business drops below a specified amount, the next anniversary payment following the end of such year shall be reduced by a defined amount. The balance of the
          note payable is net of imputed interest of $155 (effective rate of 8.25%) at March 31, 1995 (Note 4). In 1996, due to the decrease in the gross annual income of the acquired
          business, the projected cash payments for the remaining term of the note were adjusted to $100 per year. The balance of the note payable is net of imputed interest of $78
          (effective interest rate of 9.25%) at March 31, 1996. The
          decrease in the fair value of the note reduced goodwill of
          the acquired business by $163...............................  $322     $595
        Noninterest bearing notes payable of $77 and $11 due in
          installments through 1998. The balance of these notes
          payable is net of imputed interest of $5 and $6 (effective rate of 8.25%) at March 31, 1996 and 1995, respectively
          (Note 4)....................................................    39       54
                                                                        ----     ----
                                                                         361      649
        Less current portion..........................................    85      121
                                                                        ----     ----
                                                                        $276     $528
                                                                        ====     ====

     Principal, plus imputed interest, paid in 1996 was approximately $120.

     The expected future installments under the long-term debt (including imputed interest), for the years ending March 31, are as follows (in thousands):

                        1997..................................  $122
                        1998..................................  $117
                        1999..................................   100
                        2000..................................   100
                                                                ----
                                                                $439
                                                                ====

 7. DEFERRED COMPENSATION

     On April 1, 1993, the Company adopted a long-term executive deferred compensation plan (the "Plan"). The Plan provided compensation to the participating executive upon meeting certain goals as specified in a formal agreement between the Company and the participant. The Plan was terminated in April 1996; therefore, the remaining obligation of $220 is included in accrued expenses as it will be paid in fiscal 1997.

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

     Deferred compensation expense amounted to $220, $89 and $80 for the years ended March 31, 1996, 1995 and 1994, respectively.

 8. PENSION AND PROFIT SHARING PLANS

     The Company maintains profit sharing and salary deferral plans qualified under Sections 401(a) and 401(k), respectively, of the Internal Revenue Code. As of January 1, 1996, the employees of the Company were transferred from the multi-employer plans to new plans, which are solely for the benefit of the employees of the Company. The provisions of the new plans are identical to the prior plans. These plans cover all employees who meet the requirements of the plans. The total expenses charged to operations relating to these plans were $627 (1996), $414 (1995) and $501 (1994).

 9. SHAREHOLDERS' EQUITY

     Preferred Stock -- On January 16, 1996, the Company was reincorporated in the state of Delaware and, in connection therewith, the shareholders and the Board of Directors of the Company adopted and approved the authorization of 2,000,000 shares of preferred stock at a par value of $0.01 per share.

     Common Stock -- In November 1995, the Company increased the number of shares of common stock from 1,000 to 20,000,000 and effected a 20,000-for-1 split in the form of a common stock dividend. All share and per share data have been restated to reflect the stock split.

     On February 16, 1996, the Company closed its initial public offering of its common stock. Of the 3,000,000 shares sold at $9 per share in the offering, 2,000,000 were sold by the Company, and 1,000,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. (the "Selling Shareholders"). The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The remaining 1,112,000 shares held by the Selling Shareholders at the date of the initial public offering are not eligible for sale until February 16, 1998 without prior written consent of the Company.

     On March 6, 1996, the underwriters purchased 450,000 common shares at $9 per share to cover over-allotment.

     The proceeds to the Company from the sale of 2,450,00 shares amounted to $19,950,000, which was net of underwriters discounts and offering expenses of approximately $2,100,000.

     Stock Option Plan -- The Board of Directors and shareholders of the Company have adopted and approved a 1995 Stock Option Plan (the "1995 Plan"), pursuant to which certain officers, directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1995 Plan is 600,000. Options to purchase 465,000 shares of common stock were issued to the officers and directors of the Company. The exercise price of the foregoing options is at $9 per share, which represented the offering price of the stock at the time of the initial public offering. Each nonemployee director was granted an option to purchase 5,000 shares of common stock on February 16, 1996 and an option to purchase 2,500 shares of common stock on the first and second anniversary date of the effective date of the offering, provided that each nonemployee director continues to serve on the Board at the time of grant. Such options will vest immediately upon the date of grant. Options granted to key employees vest in accordance with the following schedule: (i) 25% upon the date of grant, (ii) 50% upon the first anniversary of the date of grant, (iii) 75% upon the second anniversary of the date of grant, and (iv) 100% upon the third anniversary of the date of grant. At March 31, 1996, 142,500 options were exercisable under the 1995 Plan.

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

     The following table sets forth activity under the 1995 Stock Option Plan for the year ended March 31, 1996:

                        Balance April 1, 1995
                        Options Granted at $9 per share....  465,000
                        Options Exercised..................
                        Options Expired....................
                                                             -------
                        Balance March 31, 1996.............  465,000
                                                             =======

10. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under noncancelable operating leases. Certain of these leases include renewal provisions at the option of the Company. Rent expense amounted to $1,052 (1996), $1,000 (1995) and $929 (1994).

     Aggregate minimum lease commitments under noncancelable operating lease agreements, exclusive of adjustments for taxes and other expenses, for the years ending March 31, are as follows (in thousands):

                        1997...............................  $ 1,430
                        1998...............................      863
                        1999...............................      689
                        2000...............................      668
                        2001...............................      668
                        Thereafter.........................    5,714
                                                             -------
                                                             $10,032
                                                             =======

     The lease for the current corporate office of the Company will expire in August 1996. As such, the remaining portion of the long-term deferred rent of $204 is included in deferred revenue as a current liability for the year ended March 31, 1996. A lease has been signed for the Company's new facility, commencing August 1996 and expiring in January 2009. The other leases contain renewal options, and management expects that, in the normal course of business, such leases will be renewed or replaced by other leases upon expiration.

     In December 1995, the Company signed a $2,000,000 revolving line of credit agreement with a bank bearing an initial variable interest rate indexed at the bank's Reference Rate. This line is collateralized by the Company's tangible and intangible assets and expires on June 30, 1996. No amounts have been borrowed against this line of credit during the year ended March 31, 1996.

     In the normal course of business, the Company is involved in various litigation. Based upon communication with legal counsel, in the opinion of management, the disposition of all pending litigation will not have a material adverse effect on the Company's financial position, results of its operations or liquidity.

11. SUBSEQUENT EVENTS

     Subsequent to March 31, 1996, the Company acquired the businesses of three companies similar to that of COHR Inc. Two of the acquisitions included the purchase of certain assets including inventory, equipment, and other assets, for a combined purchase price of $590, of which $540 was paid in cash, with a short term note issued for the remainder. The remaining acquisition was a purchase of the common stock for a purchase price of $2,300, $1,300 of which was paid in cash with the remaining $1,000 due May 1997 and 1998, bearing interest of 7%.

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

12. BUSINESS SEGMENTS

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan provides equipment maintenance and repairs to hospitals and other health care providers. The Purchase Connection is a group purchasing organization that negotiates pricing for its membership with manufacturers. General corporate expenses are classified as "Corporate and Other." Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments in fiscal 1996, 1995 and 1994 is as follows:

                                                   EQUIPMENT     PURCHASING     CORPORATE
                                                   SERVICES       SERVICES      AND OTHER      TOTAL
                                                   ---------     ----------     ---------     -------
                                                                     (IN THOUSANDS)
1996
Revenues.........................................   $48,160       $ 18,094                    $66,254
Operating income (expense).......................     2,409          6,941       ($5,850)       3,500
Identifiable assets..............................    19,523          3,771        21,178       44,472
Depreciation and amortization....................       558            214            66          838
Capital expenditures.............................     1,182            193            52        1,427
1995
Revenues.........................................   $28,042       $ 15,618                    $43,660
Operating income (expense).......................     1,498          5,559       ($5,019)       2,038
Identifiable assets..............................    11,975          3,683         5,955       21,613
Depreciation and amortization....................       315            215           161          691
Capital expenditures.............................       200            135           130          465
1994
Revenues.........................................   $12,617       $ 13,026                    $25,643
Operating income (expense).......................       178          4,333       ($3,047)       1,464
Identifiable assets..............................     6,932          2,586         6,318       15,836
Depreciation and amortization....................       161            174           167          502
Capital expenditures.............................       208            225           217          650

13. QUARTERLY INFORMATION 1996 AND 1995 (UNAUDITED)

                                                            QUARTER ENDED FISCAL YEAR 1996
                                               ---------------------------------------------------------
                                               JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                                 1995           1995              1995           1996
                                               --------     -------------     ------------     ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................  $ 15,369        $15,465          $ 16,667        $18,753
Gross margin.................................     4,294          4,229             4,481          5,055
Operating income.............................       734            838               815          1,113
Net income...................................  $    457        $   514          $    478        $   693
                                                =======        =======           =======        =======
Net income per share.........................  $   0.22        $  0.24          $   0.23        $  0.20
                                                =======        =======           =======        =======
Weighted average number of common stock
  outstanding................................     2,112          2,112             2,112          3,270

                            COHR INC. AND SUBSIDIARY

           FOR EACH OF THE YEARS ENDED MARCH 31, 1996, 1994 AND 1994

                                                             QUARTER ENDED FISCAL YEAR 1995
                                                ---------------------------------------------------------
                                                JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                                  1994           1994              1994           1995
                                                --------     -------------     ------------     ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..................................   $8,367         $ 9,765          $ 11,592        $13,936
Gross margin..................................    2,921           3,163             3,408          4,069
Operating income..............................      511             413               502            612
Net income....................................   $  326         $   266          $    319        $   457
                                                 ======          ======           =======        =======
Net income per share..........................   $ 0.15         $  0.13          $   0.15        $  0.22
                                                 ======          ======           =======        =======
Weighted average number of common stock
  outstanding.................................    2,112           2,112             2,112          2,112

                                                                      SCHEDULE V

                                   COHR INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                                    BEGINNING      COSTS AND        OTHER                          END
                   DESCRIPTION                      OF PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS (1)   OF PERIOD
- - --------------------------------------------------  ----------     ----------     ----------   --------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended March 31, 1994.........................    $ (593)        $ (229)          $0            $ 80            $(742)
Year Ended March 31, 1995.........................    $ (742)        $ (155)          $0            $124            $(773)
Year Ended March 31, 1996.........................    $ (773)        $ (205)          $0            $143            $(835)

- - ---------------

(1) Represents accounts receivable written off against the allowance for doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is thereunto duly authorized.

Dated: June 28, 1996
                                          By: /s/  PAUL CHOPRA

                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                     NAME                                    TITLE                    DATE
- - -----------------------------------------------  ------------------------------  --------------
             /s/  PAUL CHOPRA                    President, Chief Executive       June 28, 1996
- - -----------------------------------------------  Officer and Director
                  Paul Chopra                    (Principal Executive Officer)

           /s/  UMESH MALHOTRA                   Chief Financial Officer          June 28, 1996
- - -----------------------------------------------  (Principal Accounting and
                Umesh Malhotra                   Financial Officer)

         /s/  LYNN P. REITNOUER                  Chairman of the Board of         June 28, 1996
- - -----------------------------------------------  Directors and Director
               Lynn P. Reitnouer

          /s/  STEPHEN W. GAMBLE                  Vice Chairman of the Board and   June 28, 1996
- - -----------------------------------------------  Director
               Stephen W. Gamble

         /s/  RONNIE J. MESSENGER                Treasurer, Secretary and         June 28, 1996
- - -----------------------------------------------  Director
              Ronnie J. Messenger

         /s/  FREDERICK C. MEYER                 Director                         June 28, 1996
- - -----------------------------------------------
              Frederick C. Meyer

           /s/  JAMES D. BARBER                  Director                         June 28, 1996
- - -----------------------------------------------
                James D. Barber

                                   COHR INC.

                               INDEX TO EXHIBITS

ITEM 14(A)3

     (a) Exhibits

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
- - ------     ------------------------------------------------------------------------  ------------
  1.1*     Form of Underwriting Agreement..........................................
  3.1*     Certificate of Incorporation of Registrant..............................
  3.2*     By-laws of Registrant...................................................
  4.1*     Form of Warrant to be issued to the Representatives of the
           Underwriters............................................................
  4.2*     Form of Registration Rights Agreement between Registrant, Healthcare
           Association of Southern California ("HASC") and Hospital Council
           Coordinated Programs, Inc. .............................................
  4.3*     Specimen Stock Certificate..............................................
 10.1*     Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors....................................
 10.2*     Employment Agreement between Registrant and Paul Chopra, effective
           January 1, 1996.........................................................
 10.3*     Executive Long-Term Incentive Plan of Registrant........................
 10.4*     Form of 1995 Stock Option Plan of Registrant and Form of Nonstatutory
           Option Grant Under the Plan.............................................
 10.5*     Revolving Credit Agreement between Registrant and 1st Business Bank, dated December 5, 1995, together with Promissory Note, General Security
           Agreement and Continuing Guarantee made by HASC.........................
 10.6*     Office Lease between First and Figueroa, Ltd. and Registrant as successor to Council Shared Services, dated April 8, 1986...............
 10.7*     Standard Industrial Lease between 6705 Valjean Associates, Ltd. and
           Registrant, dated April 23, 1990, as amended............................
 10.8*     Consulting Agreement between Registrant and Stephen W. Gamble dba
           Gamble's Victory Marine, dated August 1, 1994...........................
 10.9*     Administrative Services Agreement between Registrant and Healthcare
           Association of Southern California, dated January 1, 1996...............
 10.10     Office Lease between TCEP II properties and Registrant dated May   ,
           1996....................................................................
 11        Computation of Per Share Earnings.......................................
 21.1*     Subsidiaries of Registrant..............................................
 27        Financial Data Schedule.................................................

- - ---------------

* Previously filed as exhibits to Registrant's Registration Statement on Form S-1, Commission File No. 33-80635.

     (b) Financial Schedule

         Schedule V -- Valuation and Qualifying Accounts