Form 10-Q
period 1996-06-30
COHR INC
filed 1996-08-14
CIK 1005123

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                            ------------------------

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---
     As of August 9, 1996, there were outstanding 4,562,000 shares of the Registrant's Common Stock, par value $0.01.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I  FINANCIAL INFORMATION
  Item 1  Financial Statements......................................................      1
          Consolidated Balance Sheets as of June 30, 1996 and March 31, 1996........      1
          Consolidated Statements of Income for the three months ended June 30,
          1996, and June 30, 1995...................................................      2
          Consolidated Statements of Cash Flows for the three months ended June 30,
          1996, and June 30, 1995...................................................      3
          Notes to Financial Statements.............................................      4
  Item 2  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      5
          General...................................................................      5
          Results of Operations.....................................................      5
PART II   OTHER INFORMATION
  Item 1  Legal Proceedings.........................................................      7
  Item 6  Exhibits and Reports on Form 8-K..........................................      7

                                     PART I

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ITEM 1.  FINANCIAL STATEMENTS
                                     ASSETS

                                                                   JUNE 30, 1996     MARCH 31, 1996
                                                                   -------------     --------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash...........................................................     $13,181            $19,314
  Accounts receivable, trade, net of allowance for doubtful
     accounts of $1,027 (June 30, 1996) and $835 (March 31,
     1996).......................................................      14,491             12,644
  Inventory......................................................       4,273              3,486
  Other current assets...........................................       3,506              2,659
                                                                      -------            -------
          Total current assets...................................      35,451             38,103
Equipment & Improvements, net....................................       4,607              3,718
Intangible assets, net...........................................       4,970              2,530
Other assets.....................................................         275                121
                                                                      -------            -------
TOTAL............................................................     $45,303            $44,472
                                                                      =======            =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade......................................     $ 1,544            $ 2,092
  Accrued expenses...............................................       4,162              3,457
  Accrued liabilities -- COHR MasterPlan.........................       3,516              4,498
  Deferred Revenue...............................................       3,755              4,586
                                                                      -------            -------
          Total current liabilities..............................      12,977             14,633
Deferred income tax liability....................................         487                448
Long term debt...................................................       1,793                276
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares authorized;
     no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
     4,562,000 shares issued and outstanding.....................         869                869
  Additional paid in capital.....................................      22,104             22,104
  Retained earnings..............................................       7,073              6,142
                                                                      -------            -------
          Total shareholders' equity.............................      30,046             29,115
                                                                      -------            -------
TOTAL............................................................     $45,303            $44,472
                                                                      =======            =======

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Revenues.................................................................  $20,465     $15,369
Direct Operating Expenses................................................   14,720      11,075
                                                                           -------     -------
Gross Margin.............................................................    5,745       4,294
Selling, General and Administrative Expenses.............................    4,417       3,578
                                                                           -------     -------
Operating Income.........................................................    1,328         716
Interest Income..........................................................      232          44
Interest Expense.........................................................       (9)
                                                                           -------     -------
Income Before Income Taxes...............................................    1,551         760
Provision For Income Taxes...............................................      620         304
                                                                           -------     -------
                                                                           $   931     $   456
                                                                           =======     =======
Net Income Per Share.....................................................  $  0.20     $  0.22
                                                                           =======     =======
Weighted Average Number of Common Stock and Common Stock Equivalents
  outstanding during the period..........................................    4,735       2,112
                                                                           =======     =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Cash Flows from Operating Activities:
  Net income..............................................................  $   931     $  456
                                                                            -------     ------
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization........................................      251        214
     Provision for losses on accounts receivable..........................       62         18
     Changes in assets and liabilities:
       (Increase) decrease in:
          Receivables.....................................................   (1,055)        36
          Inventories.....................................................     (448)      (554)
          Other current assets............................................     (751)        97
          Other assets....................................................     (154)         0
       Increase (decrease) in:
          Accounts payable -- trade.......................................     (548)      (742)
          Accrued expenses................................................     (113)       680
          Accrued liabilities -- COHR MasterPlan..........................     (982)      (233)
          Deferred revenue................................................     (831)      (211)
          Other...........................................................        0          3
                                                                            -------     ------
          Total adjustments...............................................   (4,569)      (692)
                                                                            -------     ------
          Net cash used in operating activities...........................   (3,638)      (236)
                                                                            -------     ------
Cash flows from investing activities:
  Capital expenditures....................................................     (245)      (141)
  Acquisitions............................................................   (2,889)
                                                                            -------     ------
          Net cash used in investing activities...........................   (3,134)      (141)
                                                                            -------     ------
Cash flows from financing activities:
  Issuance of long-term debt..............................................    1,050
  Payments and current maturities of long-term debt.......................     (411)       (10)
                                                                            -------     ------
          Net cash provided by (used in) financing activities.............      639        (10)
                                                                            -------     ------
Net Decrease in cash and cash equivalents.................................   (6,133)      (387)
Cash and cash equivalents, beginning of period............................   19,314      4,453
                                                                            -------     ------
Cash and cash equivalents, end of period..................................  $13,181     $4,066
                                                                            =======     ======

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the financial position of COHR Inc. ("COHR") and subsidiaries (collectively, the "Company"), and the results of its operations and its cash flows for the interim periods presented. Although COHR believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year.

     The consolidated financial statements for the three months ended June 30, 1995 and June 30, 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K, for the year ended March 31, 1996.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly owned subsidiaries over which the Company has direct or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

     Net Income Per Common Share -- Net income per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits, including a 20,000-for-1 Common Stock dividend effective November 1, 1995.

 2. SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Company acquired the businesses of two companies similar to that of COHR Inc. One of the acquisitions included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $445,869, of which $250,000 was paid in cash, with a short term note issued for the remainder. The remaining acquisition was accomplished by the purchase of common stock for a purchase price of $340,000, $240,000 of which was paid in cash with the remaining $100,000 due July 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 24 regional service and sales sites to support its equipment services operations and seven regional sales and customer service sites to support its group purchasing activities.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

     Revenues -- The Company's revenues for the three months ended June 30, 1996 totaled $20.5 million, an increase of $5.1 million or 33.1% over revenues of $15.4 million for the three months ended June 30, 1995. Of the $5.1 million increase in revenues, $3.8 million resulted from growth in COHR MasterPlan. The $3.8 million was primarily from increases in revenues from growth generated internally. The Company acquired or opened five new service and sales sites in the three months to June 30, 1996.

     Direct Operating Expenses -- The Company's direct expenses for the three months ended June 30, 1996 totaled $14.7 million which represented an increase of $3.6 million or 32.4% over the three months ended June 30, 1995 total of $11.1 million. Direct operating expenses as a percentage of revenues for the three months ended June 30, 1996 decreased to 71.7% from 72.1% for the three months ended June 30, 1995. This decrease was a result of certain economies of scale being achieved over the prior period.

     Gross Margin. The Company's gross margin for the three months ended June 30, 1996 totaled $5.7 million, an increase of $1.4 million or 32.6% over the three months ended June 30, 1995 total of $4.3 million. Gross margin as a percentage of revenues decreased to 27.8% for the three months ended June 30, 1996 from 27.9% for the three months ended June 30, 1995.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended June 30, 1996 totaled $4.4 million, an increase of $0.8 million or 22.2% over the three months ended June 30, 1995 total of $3.6 million. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended June 30, 1996 to 21.5% from 23.4% during the three months ended June 30, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the three months ended June 30, 1996 totaled $1.3 million, an increase of $600,000 or 85.7% over the three months ended June 30 ,1995 total of $700,000. Operating income as a percentage of revenues for the three months ended June 30, 1996 increased to 6.3% as compared to 4.5% for the three months ended June 30, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the three months ended June 30, 1996 totaled $620,000, an increase of $316,000 or 103.9% over the three months ended June 30, 1995 total of $304,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the three months ended June 30, 1996 and June 30, 1995 was 40.0%.

     Net Income. The Company's net income for the three months ended June 30, 1996 totaled $931,000, an increase of $475,000 or 104.2% over the three months ended June 30, 1995 total of $456,000. As a percentage of revenues, net income increased to 4.4% in the three months ended June 30, 1996 from 3.2% in the three months ended June 30, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $22.5 million and $23.5 million as of June 30, 1996 and March 31, 1996 respectively. The Company had cash and cash equivalents of $13.2 million and $19.3 million for the same respective periods.

     Net cash used in operating activities was $3.6 million and $.2 million for the three months ended June 30, 1996 and 1995, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, accounts payable and current income tax liabilities.

     Net cash used in investing activities was $3.1 million and $.1 million for the three months ended June 30, 1996 and 1995 respectively. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $.2 million and $.1 million respectively.

     Cash flows provided by financing activities were principally for acquiring new debt.

  INFLATION

     The Company believes that its operations have not been materially adversely affected by inflation. The Company expects that salary and wage increases for its skilled staff will continue to be higher than average wage increases, as is common in the company's industry.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings incidental to its business. In the opinion of the Company's management, no such pending litigation is likely to have a material adverse effect on the Company's business.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein:

         See Exhibit Index

     (b) Reports on Form 8-K

         Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          --------------------------------------
                                                       (Registrant)


Date:  August 14, 1996                    /s/  PAUL CHOPRA
                                          --------------------------------------
                                          Paul Chopra
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 14, 1996                    /s/  UMESH MALHOTRA
                                          --------------------------------------
                                          Umesh Malhotra
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                   COHR INC.

                               INDEX TO EXHIBITS

ITEM (a)3

     (a) Exhibits

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
     NUMBER                                DESCRIPTION                                   PAGE
    --------                               -----------                               ------------
     1.1*       Form of Underwriting Agreement...................................
     3.1*       Certificate of Incorporation of Registrant.......................
     3.2*       By-laws of Registrant............................................
     4.1*       Form of Warrant to be issued to the Representatives of the
                Underwriters.....................................................
     4.2*       Form of Registration Rights Agreement between Registrant,
                Healthcare Association of Southern California ("HASC") and
                Hospital Council Coordinated Programs, Inc.......................
     4.3*       Specimen Stock Certificate.......................................
    10.1*       Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors.....................
    10.2*       Employment Agreement between Registrant and Paul Chopra,
                effective January 1, 1996........................................
    10.3*       Executive Long-Term Incentive Plan of Registrant.................
    10.4*       Form of 1995 Stock Option Plan of Registrant and Form of
                Nonstatutory Option Grant Under the Plan.........................
    10.5*       Revolving Credit Agreement between Registrant and 1st Business
                Bank, dated December 5, 1995, together with Promissory Note,
                General Security Agreement and Continuing Guarantee made by
                HASC.............................................................
    10.6*       Office Lease between First and Figueroa, Ltd. and Registrant as successor to Council Shared Services, dated April 8, 1986........
    10.7*       Standard Industrial Lease between 6705 Valjean Associates, Ltd.
                and Registrant, dated April 23, 1990, as amended.................
    10.8*       Consulting Agreement between Registrant and Stephen W. Gamble dba
                Gamble's Victory Marine, dated August 1, 1994....................
    10.9*       Administrative Services Agreement between Registrant and
                Healthcare Association of Southern California, dated January 1,
                1996.............................................................
    10.10**     Office Lease between TCEP II properties and Registrant dated May
                8, 1996..........................................................
    11          Computation of Per Share Earnings................................
    21.1*       Subsidiaries of Registrant.......................................
    27          Financial Data Schedule..........................................

- ---------------

 * Previously filed as exhibits to Registrant's Registration Statement on Form S-1, Commission File No. 33-80635.

** Previously filed as exhibit to Registrant's Registration Statement on Form
   10-K for the fiscal year ended March 31, 1996, Commission File No. 0-27506.