Form 10-Q
period 1996-09-30
COHR INC
filed 1996-11-13
CIK 1005123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27506

                                   COHR INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     95-4559155
       -------------------------------                       ----------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)

             21540 PLUMMER STREET                                  91311
            CHATSWORTH, CALIFORNIA                              ----------
   ----------------------------------------                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647
                                                           --------------
                            ------------------------

   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT:

  FORMER ADDRESS: 201 NORTH FIGUEROA STREET, SUITE 400, LOS ANGELES CALIFORNIA
                                     90012

                    FORMER TELEPHONE NUMBER: (213) 250-5600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     As of November 1, 1996, there were outstanding 4,582,000 shares of the Registrant's Common Stock, par value $0.01.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COHR INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
  PART I  FINANCIAL INFORMATION
  Item 1  Financial Statements......................................................      1
          Consolidated Balance Sheets as of September 30, 1996 and March 31, 1996...      1
          Consolidated Statements of Income for the three months ended September 30,
          1996, and September 30, 1995 and the six months ended September 30, 1996
          and September 30, 1995....................................................      2
          Consolidated Statements of Cash Flows for the six months ended September
          30, 1996, and September 30, 1995..........................................      3
          Notes to Financial Statements.............................................      4
  Item 2  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      5
          General...................................................................      5
          Results of Operations.....................................................      5
 PART II  OTHER INFORMATION
  Item 1  Legal Proceedings.........................................................      8
  Item 4  Submission of Matters to a Vote of Security-Holders.......................      8
  Item 6  Exhibits and Reports on Form 8-K..........................................      8

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                       SEPTEMBER 30,     MARCH 31,
                                                                           1996            1996
                                                                       -------------     ---------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash...............................................................     $ 9,498         $19,314
  Accounts receivable, Trade, net of allowance for doubtful accounts
     of $1,043 (September 30, 1996) and $835 (March 31, 1996)........      17,988          12,644
     Other...........................................................         218           1,233
  Inventory..........................................................       5,080           3,486
  Prepaid expenses and other.........................................         808             620
  Deferred income tax asset..........................................         904             806
                                                                          -------         -------
          Total Current assets.......................................      34,496          38,103
Equipment & Improvements, net........................................       5,389           3,718
Intangible assets, net of accumulated amortization of $393 (September
  30, 1996) and $280 (March 31, 1996)................................       5,827           2,530
Other assets.........................................................         260             121
                                                                          -------         -------
TOTAL................................................................     $45,972         $44,472
                                                                          =======         =======
                                LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade..........................................     $ 2,072         $ 2,092
  Accrued expenses...................................................       3,323           3,372
  Accrued liabilities -- COHR MasterPlan.............................       2,285           4,498
  Deferred Revenue...................................................       3,517           4,586
  Income tax liability...............................................         369
  Current portion of long-term debt..................................       1,291              85
                                                                          -------         -------
          Total Current liabilities..................................      12,857          14,633
Deferred income tax liability........................................         402             448
Long term debt.......................................................       1,423             276
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
     4,582,000 (September 30, 1996) and 4,562,000 (March 31, 1996)
     shares issued and outstanding...................................         869             869
  Additional paid in capital.........................................      22,284          22,104
  Retained earnings..................................................       8,137           6,142
                                                                          -------         -------
          Total stockholders' equity.................................      31,290          29,115
                                                                          -------         -------
TOTAL................................................................     $45,972         $44,472
                                                                          =======         =======

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Revenues............................................  $21,205     $15,465     $41,670     $30,834
Direct operating expenses...........................   15,272      11,236      29,992      22,311
                                                      -------     -------     -------     -------
Gross margin........................................    5,933       4,229      11,678       8,523
Selling, general and administrative expenses........    4,208       3,391       8,625       6,951
                                                      -------     -------     -------     -------
Operating income....................................    1,725         838       3,053       1,572
Interest income.....................................       83          53         315          79
Interest expense....................................        0         (34)         (9)        (34)
                                                      -------     -------     -------     -------
Income before income taxes..........................    1,808         857       3,359       1,617
Provision for income taxes..........................      744         343       1,364         646
                                                      -------     -------     -------     -------
Net Income..........................................  $ 1,064     $   514     $ 1,995     $   971
                                                      =======     =======     =======     =======
Net Income Per Share................................  $  0.22     $  0.24     $  0.41     $  0.46
                                                      -------     -------     -------     -------
Weighted Average Number of Common Stock and Common
  Stock Equivalents Outstanding.....................    4,832       2,112       4,832       2,112
                                                      =======     =======     =======     =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             -----------------
                                                                              1996      1995
                                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...............................................................  $ 1,995   $   971
                                                                             -------   -------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................      462       436
     Provision for losses on accounts receivable...........................      140        30
     Deferred income tax asset -- current portion..........................        0       (41)
     Deferred income taxes payable, net....................................      (79)       10
     Change in assets and liabilities, net of effect of acquisition of certain assets:
     Accounts receivable:
       Trade...............................................................   (4,475)    1,054
       Other...............................................................      288       (58)
     Inventory.............................................................   (1,199)     (700)
     Prepaid expense and other.............................................     (180)      110
     Other assets..........................................................     (132)      (59)
     Accounts payable -- trade.............................................       83      (399)
     Accrued expenses......................................................       74       156
     Accrued liabilities -- COHR MasterPlan................................   (2,213)      (11)
     Deferred revenue......................................................   (1,343)   (1,959)
     Income taxes payable..................................................      323      (360)
                                                                             -------   -------
     Total Adjustments.....................................................   (8,251)   (1,791)
                                                                             -------   -------
     Net cash used in operating activities.................................   (6,256)     (820)
                                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................   (1,291)     (437)
  Payment for acquisition of certain assets................................   (3,886)
                                                                             -------   -------
     Net cash used in investing activities.................................   (5,177)     (437)
                                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends to parent company...................................               (247)
  Issuance of long-term debt...............................................    1,498
  Payments and maturities on long-term debt................................      (61)      (16)
  Exercise of stock options................................................      180
                                                                             -------   -------
  Net cash provided by (used in) financing activities......................    1,617      (263)
                                                                             -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................   (9,816)   (1,520)
CASH AND CASH EQUIVALENTS, beginning of period.............................   19,314     4,453
                                                                             -------   -------
CASH AND CASH EQUIVALENTS, end of period...................................  $ 9,498   $ 2,933
                                                                             =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Cash paid during the period for:
     Income taxes..........................................................  $ 1,010   $ 1,047
                                                                             =======   =======
     Interest..............................................................  $     9   $     2
                                                                             =======   =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
     Current assets........................................................  $ 1,988
     Equipment.............................................................      905
     Goodwill and other intangibles........................................    3,410
                                                                             -------
                                                                               6,303
     Liabilities assumed...................................................    2,417
                                                                             -------
Net cash paid for acquisitions.............................................  $ 3,886
                                                                             =======

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS AND THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

     The consolidated financial statements for the three month and six month periods ended September 30, 1996 and September 30, 1995 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K, for the year ended March 31, 1996.

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

 2. SUBSEQUENT EVENTS

     Subsequent to September 30, 1996, the Company acquired the business of a company similar to that of COHR Inc. The acquisition included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $160,000, of which $80,000 was paid in cash, with a short term note issued for the remainder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 28 regional service and sales sites to support its equipment services operations and nine regional sales and customer service sites to support its group purchasing activities.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1995

     Revenues -- The Company's revenues for the six months ended September 30, 1996 totaled $41.7 million, an increase of $10.9 million or 35.1% over revenues of $30.8 million for the six months ended September 30, 1995. Of the $10.9 million increase in revenues, $8.3 million resulted from growth in COHR MasterPlan. The $8.3 million was primarily from increases in revenues from growth generated internally. The Company acquired or opened 11 new service and sales sites in the six months to September 30, 1996.

     Direct Operating Expenses -- The Company's direct expenses for the six months ended September 30, 1996 totaled $30.0 million which represented an increase of $7.7 million or 34.4% over the six months ended September 30, 1995 total of $22.3 million. Direct operating expenses as a percentage of revenues for the six months ended September 30, 1996 decreased to 72.0% from 72.4% for the six months ended September 30, 1995. This decrease was a result of certain economies of scale being achieved over the prior period.

     Gross Margin. The Company's gross margin for the six months ended September 30, 1996 totaled $11.7 million, an increase of $3.2 million or 37.0% over the six months ended September 30, 1995 total of $8.5 million. Gross margin as a percentage of revenues increased to 28.0% for the six months ended September 30, 1996 from 27.6% for the six months ended September 30, 1995.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the six months ended September 30, 1996 totaled $8.6 million, an increase of $1.6 million or 24.1% over the six months ended September 30, 1995 total of $7.0 million. As a percentage of revenues, selling, general and administrative expenses decreased during the six months ended September 30, 1996 to 20.7% from 22.5% during the six months ended September 30, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth in revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the six months ended September 30, 1996 totaled $3.1 million, an increase of $1.5 million or 94.2% over the six months ended September 30 ,1995 total of $1.6 million. Operating income as a percentage of revenues for the six months ended September 30, 1996 increased to 7.3% as compared to 5.1% for the six months ended September 30, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the six months ended September 30, 1996 totaled $1.4 million, an increase of $0.8 million or 111.1% over the six months ended September 30, 1995 total of $646,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the six months ended September 30, 1996 was 40.6% as compared to 40.0% for the six months ended September 30, 1995.

     Net Income. The Company's net income for the six months ended September 30, 1996 totaled $2.0 million, an increase of $1.0 million or 105.5% over the six months ended September 30, 1995 total of $971,000. As a percentage of revenues, net income increased to 4.8% in the six months ended September 30, 1996 from 3.1% in the six months ended September 30, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1995

     Revenues -- The Company's revenues for the three months ended September 30, 1996 totaled $21.2 million, an increase of $5.7 million or 37.1% over revenues of $15.5 million for the three months ended September 30, 1995. Of the $5.7 million increase in revenues, $4.5 million resulted from growth in COHR MasterPlan. The $4.5 million was primarily from increases in revenues from growth generated internally. The Company acquired or opened six new service and sales sites in the three months to September 30, 1996.

     Direct Operating Expenses -- The Company's direct expenses for the three months ended September 30, 1996 totaled $15.3 million which represented an increase of $4.1 million or 35.9% over the three months ended September 30, 1995 total of $11.2 million. Direct operating expenses as a percentage of revenues for the three months ended September 30, 1996 decreased to 72.0% from 72.7% for the three months ended September 30, 1995. This decrease was a result of certain economies of scale being achieved over the prior period.

     Gross Margin. The Company's gross margin for the three months ended September 30, 1996 totaled $5.9 million, an increase of $1.7 million or 40.3% over the three months ended September 30, 1995 total of $4.2 million. Gross margin as a percentage of revenues increased to 28.0% for the three months ended September 30, 1996 from 27.3% for the three months ended September 30, 1995.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended September 30, 1996 totaled $4.2 million, an increase of $0.8 million or 24.1% over the three months ended September 30, 1995 total of $3.4 million. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended September 30, 1996 to 19.8% from 21.9% during the three months ended September 30, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the three months ended September 30, 1996 totaled $1.7 million, an increase of $900,000 or 105.8% over the three months ended September 30, 1995 total of $0.8 million. Operating income as a percentage of revenues for the three months ended September 30, 1996 increased to 8.1% as compared to 5.4% for the three months ended September 30, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the three months ended September 30, 1996 totaled $744,000, an increase of $401,000 or 116.9% over the three months ended September 30, 1995 total of $343,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the three months ended September 30, 1996 was 41.2% as compared to 40.0% for the three months ended September 30, 1995.

     Net Income. The Company's net income for the three months ended September 30, 1996 totaled $1.1 million, an increase of $0.6 million or 107.0% over the three months ended September 30, 1995 total of $0.5 million. As a percentage of revenues, net income increased to 5.0% in the three months ended September 30, 1996 from 3.3% in the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $21.6 million and $23.5 million as of September 30, 1996 and March 31, 1996 respectively. The Company had cash and cash equivalents of $9.5 million and $19.3 million for the same respective periods.

     Net cash used in operating activities was $6.3 million and $0.8 million for the six months ended September 30, 1996 and 1995, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenue.

     Net cash used in investing activities was $5.2 million and $0.4 million for the six months ended September 30, 1996 and 1995 respectively. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $1.3 million and $0.4 million respectively.

     Cash flows provided by (used in) financing activities were due to exercise of stock options and acquiring new debt.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The annual meeting of stockholders of the Company was held on July 26, 1996. At the meeting, Paul Chopra and Lynn Reitnouer were nominated for election as directors of the Company, each to hold office until the 1999 annual meeting of stockholders, and there were no other nominations. There were present at the meeting, in person or by proxy, holders of 3,692,929 shares of the Company, or 79.3% of the total shares outstanding. The votes cast for election of directors was as follows:

                              NOMINEE                        VOTES FOR     VOTES WITHHELD
        ---------------------------------------------------  ---------     --------------
        Paul Chopra........................................  3,687,529          5,400
        Lynn Reitnouer.....................................  3,687,429          5,500

There was no other action taken at the meeting. Following the meeting James D. Barber, Michael I. Matsuura and Frederick C. Meyer continued to serve as directors with the terms expiring at the 1997 annual meeting and Stephen W. Gamble, Ronnie J. Messenger and Louis A. Simpson continued to serve as directors with the terms expiring at the 1998 annual meeting.

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein:
         See Index to Exhibits

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

                                          COHR INC.

                                          --------------------------------------
                                                       (Registrant)

Date:  November 13, 1996                  /S/  PAUL CHOPRA

                                          --------------------------------------
                                          Paul Chopra
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

Date:  November 13, 1996                  /S/  UMESH MALHOTRA

                                          --------------------------------------
                                          Umesh Malhotra
                                          Chief Financial Officer and Assistant
                                          Secretary
                                          (Principal Financial Officer)

                                   COHR INC.

                               INDEX TO EXHIBITS

ITEM (6)

     (a) Exhibits

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
     NUMBER                                DESCRIPTION                                   PAGE
    --------    -----------------------------------------------------------------    ------------
     1.1*       Form of Underwriting Agreement...................................
     3.1*       Certificate of Incorporation of Registrant.......................
     3.2*       By-laws of Registrant............................................
     4.1*       Form of Warrant to be issued to the Representatives of the
                Underwriters.....................................................
     4.2*       Form of Registration Rights Agreement between Registrant,
                Healthcare Association of Southern California ("HASC") and
                Hospital Council Coordinated Programs, Inc.......................
     4.3*       Specimen Stock Certificate.......................................
    10.1*       Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors.....................
    10.2*       Employment Agreement between Registrant and Paul Chopra,
                effective January 1, 1996........................................
    10.3*       Executive Long-Term Incentive Plan of Registrant.................
    10.4*       Form of 1995 Stock Option Plan of Registrant and Form of
                Nonstatutory Option Grant Under the Plan.........................
    10.5        Revolving Credit Agreement between Registrant and 1st Business
                Bank, dated June 11, 1996, together with Promissory Note, General
                Security Agreement and Continuing Guarantee made by HASC.........
    10.8*       Consulting Agreement between Registrant and Stephen W. Gamble dba
                Gamble's Victory Marine, dated August 1, 1994....................
    10.9*       Administrative Services Agreement between Registrant and
                Healthcare Association of Southern California, dated January 1,
                1996.............................................................
    10.10**     Office Lease between TCEP II properties and Registrant dated May
                8, 1996..........................................................
    11          Computation of Per Share Earnings................................
    21.1***     Subsidiaries of Registrant.......................................
    27          Financial Data Schedule..........................................

---------------

  * Previously filed as exhibits to Registrant's Registration Statement on Form S-1, Registration No. 33-80635.

 ** Previously filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-27506.

*** Previously filed as exhibit to Registrant's Registration Statement on Form
    S-1, Registration No. 333-14979.