Form 10-Q
period 1996-12-31
COHR INC
filed 1997-02-13
CIK 1005123

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27506

                                   COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     95-4559155
       -------------------------------                       ----------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)

             21540 PLUMMER STREET                                  91311
            ----------------------                              ----------
            CHATSWORTH, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _
                                              ---

     As of February 3, 1997, there were outstanding 6,353,500 shares of the Registrant's Common Stock, par value $0.01.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
  PART I  FINANCIAL INFORMATION
  Item 1  Financial Statements......................................................      1
          Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996....      1
          Consolidated Statements of Income for the three months ended December 31,
          1996, and December 31, 1995 and the nine months ended December 31, 1996
          and December 31, 1995.....................................................      2
          Consolidated Statements of Cash Flows for the nine months ended December
          31, 1996, and December 31, 1995...........................................      3
          Notes to Financial Statements.............................................      4
  Item 2  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................      5
          General...................................................................      5
          Results of Operations.....................................................      5
 PART II  OTHER INFORMATION
  Item 1  Legal Proceedings.........................................................      8
  Item 6  Exhibits and Reports on Form 8-K..........................................      8

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1996           1996
                                                                       ------------     ---------
                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash...............................................................    $ 37,758        $19,314
  Accounts receivable -- Trade, net of allowance for doubtful accounts of $1,119 (December 31, 1996) and $835 (March 31,
     1996)...........................................................      22,793         12,644
     Other...........................................................       1,169          1,233
  Inventory..........................................................       5,801          3,486
  Prepaid expenses and other.........................................         603            620
  Deferred income tax asset..........................................         904            806
                                                                         --------       --------
          Total current assets.......................................      69,028         38,103
Equipment & Improvements, net........................................       5,699          3,718
Intangible assets, net of accumulated amortization of $529 (December
  31, 1996) and $280 (March 31, 1996)................................       5,771          2,530
Other assets.........................................................         111            121
                                                                         --------       --------
TOTAL................................................................    $ 80,609        $44,472
                                                                         ========       ========

                               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade..........................................    $  1,482        $ 2,092
  Accrued expenses...................................................       4,294          3,372
  Accrued liabilities -- COHR MasterPlan.............................       1,565          4,498
  Deferred Revenue...................................................       5,045          4,586
  Income tax liability...............................................         287             --
  Current portion of long-term debt..................................       1,082             85
                                                                         --------       --------
          Total current liabilities..................................      13,755         14,633
Deferred income tax liability........................................         399            448
Long-term debt.......................................................       1,362            276

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
     6,353,500 (December 31, 1996) and 4,562,000 (March 31, 1996)
     shares issued and outstanding...................................         887            869
  Additional paid in capital.........................................      54,772         22,104
  Retained earnings..................................................       9,434          6,142
                                                                         --------       --------
          Total stockholders' equity.................................      65,093         29,115
                                                                         --------       --------
TOTAL................................................................    $ 80,609        $44,472
                                                                         ========       ========

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
                                                    -------------------       -------------------
                                                     1996        1995          1996        1995
                                                    -------     -------       -------     -------
Revenues..........................................  $23,451     $16,667       $65,121     $47,501
Direct operating expenses.........................   16,952      12,186        46,944      34,497
                                                    -------     -------       -------     -------
Gross margin......................................    6,499       4,481        18,177      13,004
Selling, general and administrative expenses......    4,532       3,666        13,157      10,617
                                                    -------     -------       -------     -------
Operating income..................................    1,967         815         5,020       2,387
Interest income...................................      209          31           524         110
Interest expense..................................      (14)        (30)          (23)        (64)
                                                    -------     -------       -------     -------
Income before income taxes........................    2,162         816         5,521       2,433
Provision for income taxes........................      865         338         2,229         984
                                                    -------     -------       -------     -------
Net Income........................................  $ 1,297     $   478       $ 3,292     $ 1,449
                                                    =======     =======       =======     =======
Net Income Per Share..............................  $  0.23     $  0.23       $  0.64     $  0.69
                                                    -------     -------       -------     -------
Weighted Average Number of Common Stock and Common
  Stock Equivalents Outstanding...................    5,545       2,112         5,148       2,112
                                                    =======     =======       =======     =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................................................  $  3,292     $ 1,449
                                                                          --------     -------
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization......................................       779         642
     Provision for losses on accounts receivable........................       216         130
     Deferred income tax asset -- current portion.......................        --        (145)
     Deferred rent......................................................        --        (306)
     Deferred income taxes payable, net.................................       (82)         83
     Change in assets and liabilities, net of effect of acquisition of certain assets:
       Accounts receivable:
          Trade.........................................................    (9,053)     (1,900)
          Other.........................................................        79        (332)
       Inventory........................................................    (1,687)       (693)
       Prepaid expense and other........................................        25        (201)
       Other assets.....................................................        17        (120)
       Accounts payable -- trade........................................    (1,249)       (354)
       Accrued expenses.................................................       742       1,562
       Accrued liabilities -- COHR MasterPlan...........................    (2,933)      1,016
       Deferred revenue.................................................       185      (2,414)
       Income taxes payable.............................................       241          (3)
                                                                          --------     -------
          Total Adjustments.............................................   (12,720)     (3,035)
                                                                          --------     -------
          Net cash used in operating activities.........................    (9,428)     (1,586)
                                                                          --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................    (1,613)       (691)
  Payment for acquisition of certain assets.............................    (4,046)     (1,387)
                                                                          --------     -------
     Net cash used in investing activities..............................    (5,659)     (2,078)
                                                                          --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends to parent company................................        --        (247)
  Issuance of long-term debt............................................       906          --
  Payments and maturities on long-term debt.............................       (61)        (21)
  Issuance of stock.....................................................    32,214          --
  Exercise of stock options.............................................       472          --
                                                                          --------     -------
          Net cash provided by (used in) financing activities...........    33,531        (268)
                                                                          --------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................    18,444      (3,932)
CASH AND CASH EQUIVALENTS, beginning of period..........................    19,314       4,453
                                                                          --------     -------
CASH AND CASH EQUIVALENTS, end of period................................  $ 37,758     $   521
                                                                          ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes.......................................................  $  1,942     $ 1,048
                                                                          ========     =======
     Interest...........................................................  $     23     $     3
                                                                          ========     =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
  Current assets........................................................  $  2,068     $   409
  Equipment.............................................................       905         235
  Goodwill and other intangibles........................................     3,490         893
                                                                          --------     -------
                                                                             6,463       1,537
                                                                          --------     -------
  Liabilities assumed...................................................     2,417          --
  Debt issued for acquisitions..........................................        --         150
                                                                          --------     -------
          Net cash paid for acquisitions................................  $  4,046     $ 1,387
                                                                          ========     =======

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NINE MONTHS AND THE THREE MONTHS ENDED
                               DECEMBER 31, 1996
                                  (UNAUDITED)

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

     The consolidated financial statements for the three month and nine month periods ended December 31, 1996 and December 31, 1995 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K, for the year ended March 31, 1996.

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

 2. COMMITMENTS AND CONTINGENCIES

     In November 1996, the $2,000,000 revolving line of credit agreement was increased to $5,000,000. This line expires on June 30, 1997. No amounts have been borrowed against the line of credit during the nine months ended December 31, 1996.

 3. SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, the Company acquired the businesses of three companies similar to that of COHR Inc. The acquisition included the purchase of certain assets including accounts receivable, inventory, equipment, and other assets, for a purchase price of $6,701,569, of which $5,842,298 was paid in cash, with a short term note issued for the remainder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 29 regional service and sales sites to support its equipment services operations and nine regional sales and customer service sites to support its group purchasing activities.

  RESULTS OF OPERATIONS

     NINE MONTHS ENDED DECEMBER 31, 1996 VERSUS NINE MONTHS ENDED DECEMBER 31, 1995

     Revenues -- The Company's revenues for the nine months ended December 31, 1996 totaled $65.1 million, an increase of $17.6 million or 37.1% over revenues of $47.5 million for the nine months ended December 31, 1995. Of the $17.6 million increase in revenues, $14.2 million resulted from growth in COHR MasterPlan. The $14.2 million was primarily from increases in revenues from growth generated internally. The Company acquired or opened 12 new service and sales sites in the nine months ended December 31, 1996.

     Direct Operating Expenses -- The Company's direct expenses for the nine months ended December 31, 1996 totaled $46.9 million which represented an increase of $12.4 million or 36.1% over the nine months ended December 31, 1995 total of $34.5 million. Direct operating expenses as a percentage of revenues for the nine months ended December 31, 1996 decreased to 72.1% from 72.6% for the nine months ended December 31, 1995. This decrease was a result of certain economies of scale being achieved over the prior period.

     Gross Margin. The Company's gross margin for the nine months ended December 31, 1996 totaled $18.2 million, an increase of $5.2 million or 39.8% over the nine months ended December 31, 1995 total of $13.0 million. Gross margin as a percentage of revenues increased to 27.9% for the nine months ended December 31, 1996 from 27.4% for the nine months ended December 31, 1995.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the nine months ended December 31, 1996 totaled $13.2 million, an increase of $2.6 million or 23.9% over the nine months ended December 31, 1995 total of $10.6 million. As a percentage of revenues, selling, general and administrative expenses decreased during the nine months ended December 31, 1996 to 20.2% from 22.4% during the nine months ended December 31, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth in revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the nine months ended December 31, 1996 totaled $5.0 million, an increase of $2.6 million or 110.3% over the nine months ended December 31 ,1995 total of $2.4 million. Operating income as a percentage of revenues for the nine months ended December 31, 1996 increased to 7.7% as compared to 5.0% for the nine months ended December 31, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the nine months ended December 31, 1996 totaled $2.2 million, an increase of $1.2 million or 126.5% over the nine months ended December 31, 1995 total of $984,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the nine months ended December 31, 1996 and the nine months ended December 31, 1995 was 40.4%.

     Net Income. The Company's net income for the nine months ended December 31, 1996 totaled $3.3 million, an increase of $1.8 million or 127.2% over the nine months ended December 31, 1995 total of $1.5 million. As a percentage of revenues, net income increased to 5.1% in the nine months ended December 31, 1996 from 3.1% in the nine months ended December 31, 1995.

     THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

     Revenues -- The Company's revenues for the three months ended December 31, 1996 totaled $23.5 million, an increase of $6.8 million or 40.7% over revenues of $16.7 million for the three months ended December 31, 1995. Of the $6.8 million increase in revenues, $6.0 million resulted from growth in COHR MasterPlan. The $6.0 million was primarily from increases in revenues from growth generated internally. The Company acquired or opened one new service and sales site in the three months to December 31, 1996.

     Direct Operating Expenses -- The Company's direct expenses for the three months ended December 31, 1996 totaled $17.0 million which represented an increase of $4.8 million or 39.1% over the three months ended December 31, 1995 total of $12.2 million. Direct operating expenses as a percentage of revenues for the three months ended December 31, 1996 decreased to 72.3% from 73.1% for the three months ended December 31, 1995. This decrease was a result of certain economies of scale being achieved over the prior period.

     Gross Margin. The Company's gross margin for the three months ended December 31, 1996 totaled $6.5 million, an increase of $2.0 million or 45.0% over the three months ended December 31, 1995 total of $4.5 million. Gross margin as a percentage of revenues increased to 27.7% for the three months ended December 31, 1996 from 26.9% for the three months ended December 31, 1995.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended December 31, 1996 totaled $4.5 million, an increase of $0.8 million or 23.6% over the three months ended December 31, 1995 total of $3.7 million. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended December 31, 1996 to 19.3% from 22.0% during the three months ended December 31, 1995. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the three months ended December 31, 1996 totaled $2.0 million, an increase of $1.2 million or 141.3% over the three months ended December 31 ,1995 total of $0.8 million. Operating income as a percentage of revenues for the three months ended December 31, 1996 increased to 8.4% as compared to 4.9% for the three months ended December 31, 1995.

     Provision for Income Taxes. The Company's provision for income taxes for the three months ended December 31, 1996 totaled $865,000, an increase of $527,000 or 155.9% over the three months ended December 31, 1995 total of $338,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the three months ended December 31, 1996 was 40.0% as compared to 41.4% for the three months ended December 31, 1995.

     Net Income. The Company's net income for the three months ended December 31, 1996 totaled $1.3 million, an increase of $0.8 million or 171.3% over the three months ended December 31, 1995 total of $0.5 million. As a percentage of revenues, net income increased to 5.5% in the three months ended December 31, 1996 from 2.9% in the three months ended December 31, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $55.3 million and $23.5 million as of December 31, 1996 and March 31, 1996 respectively. The Company had cash and cash equivalents of $37.8 million and $19.3 million for the same respective periods.

     Net cash used in operating activities was $9.4 million and $1.6 million for the nine months ended December 31, 1996 and 1995, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenue.

     Net cash used in investing activities was $5.7 million and $2.1 million for the nine months ended December 31, 1996 and 1995 respectively. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $1.6 million and $0.7 million respectively.

     Cash flows provided by (used in) financing activities were due to issuance of additional stock, exercise of stock options and issuance of long-term debt.

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

                                          COHR INC.
                                          --------------------------------------
                                                       (Registrant)

Date:  February 13, 1997                  /S/  PAUL CHOPRA
                                          --------------------------------------
                                          Paul Chopra
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

Date:  February 13, 1997                  /S/  UMESH MALHOTRA
                                          --------------------------------------
                                          Umesh Malhotra
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                   COHR INC.

                               INDEX TO EXHIBITS

ITEM (6)

     (a) Exhibits

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
     NUMBER                                DESCRIPTION                                   PAGE
    --------    -----------------------------------------------------------------    ------------
     1.1*       Form of Underwriting Agreement...................................
     3.1*       Certificate of Incorporation of Registrant.......................
     3.2*       By-laws of Registrant............................................
     4.1*       Form of Warrant to be issued to the Representatives of the
                Underwriters.....................................................
     4.2*       Form of Registration Rights Agreement between Registrant,
                Healthcare Association of Southern California ("HASC") and
                Hospital Council Coordinated Programs, Inc.......................
     4.3*       Specimen Stock Certificate.......................................
    10.1*       Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors.....................
    10.2*       Employment Agreement between Registrant and Paul Chopra,
                effective January 1, 1996........................................
    10.3*       Executive Long-Term Incentive Plan of Registrant.................
    10.4*       Form of 1995 Stock Option Plan of Registrant and Form of
                Nonstatutory Option Grant Under the Plan.........................
    10.5***     Revolving Credit Agreement between Registrant and 1st Business
                Bank, dated June 11, 1996, together with Promissory Note, General
                Security Agreement and Continuing Guarantee......................
    10.8*       Consulting Agreement between Registrant and Stephen W. Gamble dba
                Gamble's Victory Marine, dated August 1, 1994....................
    10.9*       Administrative Services Agreement between Registrant and
                Healthcare Association of Southern California, dated January 1,
                1996.............................................................
    10.10**     Office Lease between TCEP II properties and Registrant dated May
                8, 1996..........................................................
    10.11       Amendment dated November 14, 1996 to Revolving Credit Agreement between Registrant and 1st Business Bank dated June 11, 1996, and
                Promissory Note dated November 20, 1996..........................
    11          Computation of Per Share Earnings................................
    21.1***     Subsidiaries of Registrant.......................................
    27          Financial Data Schedule..........................................

---------------

  * Previously filed as exhibits to Registrant's Registration Statement on Form S-1, Registration No. 33-80635.

 ** Previously filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-27506.

*** Previously filed as exhibit to Registrant's Registration Statement on Form
    S-1, Registration No. 333-14979.