Form 10-K
period 1997-03-31
COHR INC
filed 1997-06-30
CIK 1005123

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-27506

                                   COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     95-4559155
       (STATE OR OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION                        IDENTIFICATION)
              21540 PLUMMER ST.                                   91311
                CHATSWORTH, CA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of June 12, 1997 there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of June 12, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $17.50 per share as reported by Nasdaq, was approximately $112,580,808.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     COHR Inc. ("COHR" or the "Company") is a national outsourcing service company, providing equipment sales and servicing, group purchasing and other services such as electronic data interchange business systems, insurance consultation and brokerage, security services, clinical information systems and credentials management services to hospitals, integrated health systems and alternate site providers. COHR was founded in 1985 by the Healthcare Association of Southern California (HASC), a regional trade association comprised of hospitals, health systems, nursing homes and medical groups. The Company was incorporated in California in 1985 and reincorporated in Delaware in 1996. The Company completed its initial public offering in February, 1996 and a secondary public offering in November 1996. The Company has two divisions: COHR MasterPlan and Purchase Connection. COHR MasterPlan is the Company's equipment services division, offering a full range of equipment maintenance, repair, consulting, refurbishment and sales services. Purchase Connection is the Company's group purchasing division which offers access to volume discount pricing on medical, surgical and laboratory supplies, capital equipment, pharmaceutical and dietary supplies. It also includes the Electronic Data Interchange (EDI), Business and Management Consulting services division of the Company.

     In fiscal year 1997, the Company made a series of acquisitions in the equipment service and group purchasing divisions. These activities have enabled the Company to enter new markets and to increase penetration of existing markets. In addition, these acquisitions have allowed the Company to provide new services such as magnetic resonance imaging equipment and other advanced technology equipment servicing, thereby generating higher equipment servicing margins and reducing the Company's dependence on subcontracting such services.

SERVICES AND PRODUCTS

  COHR MASTERPLAN

     An industry research source estimates that the market for servicing biomedical and diagnostic imaging equipment will grow to over $7.6 billion by the end of the decade. The Company believes that cost-containment pressures compel health-care providers to retain existing equipment longer and to outsource an ever-increasing proportion of their service needs. Those independent service organizations (ISOs) with a formidable market presence, that are national in scope, that possess highly qualified service personnel and that can maintain equipment from many manufacturers will benefit from this trend. The Company has sought to capitalize upon these trends with COHR MasterPlan.

     "One contract, one cost, one call" summarizes the MasterPlan approach. Maintenance Masterplan, COHR MasterPlan's principal product line, is a comprehensive equipment management plan that offers equipment services at a fixed cost and, in the first year of the contract, guarantees savings over the prior year's costs. The ability to maintain any high-technology equipment, anytime, almost anywhere in the nation, and to reduce the client's expenditures through a fixed-price contract that caps the cost of maintenance, makes COHR's capital asset management program, a competitive alternative to programs offered by other ISO's. In a typical situation, the Company conducts an extensive audit of a potential client, including a review of existing service contracts, time-and-materials expenditure histories for maintenance of their equipment inventory, and interviews with key department managers. The data generated from the audit is analyzed and compared to an extensive, 23-year database of equipment maintenance records. The Company then presents the client with a comprehensive proposal, which includes guaranteed savings for the life of the contract and recommendations for areas of improvement. As an incentive to increase the use of COHR service personnel over those of other vendors, the client receives a share of the cost savings realized when actual maintenance expenses fall below the contract's fixed price.

     The Company has found that health-care facilities find it increasingly difficult to maintain medical equipment while matching COHR's price levels because of overhead and administrative burdens; other ISOs have not matched the wide range of ancillary services (such as refurbished equipment sales, depot repair and specialized technology consulting) offered by the Company. The Company believes that COHR MasterPlan compares favorably to Original Equipment Manufacturers (OEM) on the basis of price, its quality reputation, the wide range of manufacturers' products offered, and its ability to provide the customer with unbiased technology management consulting. These factors account for COHR MasterPlan's sustained, rapid growth, from approximately 300 clients in 1993 to over 2,150 in 1997, with an average contract renewal rate of over 95%. Over 650 technicians, customer service and marketing personnel operate from 32 offices nationwide. Revenues increased from $7 million in FY 1993 to over $68 million in FY 1997. In FY 1997, revenues increased 42% over the previous year. A series of acquisitions -- 20 since July, 1993, 11 since April 1, 1996 -- added customers, qualified staff and revenues, and extended the program into new areas. Through these 11 acquisitions the Company has expanded its operations geographically and has added a new line of business in magnetic resonance imaging equipment sales and service. Specifically, these acquisitions have enabled the Company to expand its imaging business in the Eastern United States. In addition, through the acquisition of a large ISO, the Company has entered the national sterilizer service and refurbishment market for the first time.

     The Company intends to continue COHR MasterPlan's expansion during the year ahead by acquiring other regional ISOs and opening additional sales and customer service sites. The Company also plans to increase its share in existing markets by soliciting an increasing proportion of the equipment maintenance in those facilities where some items are still covered by OEM agreements. The Company will continue to develop its ability to service high-technology diagnostic and therapeutic equipment, which typically generates higher margins than the maintenance of less-sophisticated items. The Company will seek to enhance its capabilities to participate in the rapid growth of the refurbished equipment market by purchasing, reconditioning and reselling used equipment, both domestically and through its sales subsidiary in Asia.

  PURCHASE CONNECTION

     Group purchasing organizations (GPOs) derive their power from a simple principle: the bigger the group, the larger the purchasing volume, the lower the price. Since its inception in 1979, COHR's Purchase Connection has successfully implemented this formula to build one of the industry's strongest business portfolios.

     Many factors have contributed to the growth of Purchase Connection in a continually evolving health-care environment. A committed national membership of nearly 1,600 facilities accounts for a significant annual volume of contract purchases. Members have been attracted -- and retained -- by the bottom-line savings generated by these purchases, by the low cost of membership, by the strong support of an experienced professional staff, by the broad range of product availability, and by the ease and economy of a state-of-the-art electronic catalog that includes over 400,000 discounted line items of medical/surgical/laboratory and dietary supplies, pharmaceuticals and capital equipment. Purchase Connection members enjoy a unique advantage over members of other GPOs: easy access to the extensive portfolio of value-added COHR products and services. These include an insurance brokerage, employee benefits consulting, facility security services, medical credentials verification services and other information management consulting.

     In FY 1998 management intends Purchase Connection to continue to grow by adding to the Company's revenue base. To do so, the Company will seek to increase the purchasing volume of its existing customers through its efforts to increase customer compliance. These efforts include (i) encouraging customers to participate in Purchase Connection's sole source contracts with vendors, (ii) increasing customer utilization of the Company's electronic catalog, known as Power Connection, linked to manufacturer and distributor pricing and (iii) engaging in joint marketing efforts with participating manufacturers and distributors. In addition, the Company plans to upgrade its information systems to reconcile its record of customer purchases with commissions paid by vendors. The Company plans to expand its geographic penetration of certain regional markets, particularly in the Midwest and Southeast, by opening regional sales and customer service sites. Finally, the Company intends to introduce a number of new cost-effective products and services -- some developed internally, and some acquired -- to help its members meet their constantly changing operating challenges.

     The revolution in information management technology that affects every aspect of business has only begun to penetrate the enormous and complex health-care market. Most potential customers still accumulate mountains of paper patient records and operate legacy computer systems that perform limited, specialized functions. However, change is imminent. A changing regulatory environment has necessitated the need to maintain quantifiable data, reduce recordkeeping costs, speed access to information and expedite insurance reimbursement. This has created a series of dilemmas for health-care organizations. The Company has anticipated these changes, and has produced electronic communications technology to supply optimal solutions to the problems.

     In 1995, the Company introduced its first proprietary software product, COHR 835 Direct. The software found acceptance in that both Blue Cross of California and Blue Cross/Blue Shield of New Jersey licensed 835 Direct for distribution to their affiliates. In the previous fiscal year, the Company began testing its new COHR Order Direct software at specific test sites. COHR Order Direct is an interface between vendors and providers for the transmission of catalogs and purchase orders. This software automates supply procurement and integrates seamlessly with other existing materials management and financial systems. Another software product, CheckPoint, stores, displays and manages health-care professionals' credentials information, empowering a system or facility to administer its own verification and certification process (otherwise a very labor-intensive, repetitive task). Like all COHR proprietary products, CheckPoint interfaces with clients' existing systems, greatly expanding the Company's potential market.

     All the Company's products, in conjunction with its proprietary software, empower the Company to offer a wide range of state-of-the-art information solutions for both business and clinical environments. COHR also provides services to help clients maximize the growing potential of the Internet for commercial transactions and customer relations.

SALES AND MARKETING

     The Company markets its services and products to hospitals, integrated health systems and alternative site providers through a force of 69 people in sales, marketing, and customer service, allocated between COHR MasterPlan and Purchase Connection. The Company's sales personnel use a comprehensive consultative sales approach to leverage relationships in order to sell both programs.

     COHR MASTERPLAN. The Company employs 41 sales, marketing and customer service personnel in its COHR MasterPlan division, who are allocated by region and specialty.

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

     PURCHASE CONNECTION. The Company employs 28 sales, marketing and customer service personnel in its Purchase Connection division including regionally located personnel to provide customers with quality service. The Company generates leads principally through targeted direct mail campaigns to customers of other GPOs, exhibitions at class-specific trade shows, direct sales efforts in identified geographic regions, and cross-marketing through other Company services.

     The Company's other services and products are actively promoted through field sales, by a specialist in the respective discipline. Targeted mailings, advertising, word of mouth, educational programs and cross-marketing are all employed as a means of promoting these products and services.

COMPETITION

     The Company's primary line of business operates in two separate markets, each of which is highly competitive. In the equipment services market, the Company's principal competitors are (i) OEMs, including G.E. Medical Systems, Siemens Medical Systems, Inc. and Picker International, Inc., (ii) ISOs, of which two of the largest are divisions of Steris Inc. and ServiceMaster, L.P., and (iii) in-house servicing departments. In the group purchasing markets, the Company's principal competitors are several major GPOs, including Premier Hospitals, Inc., Voluntary Hospitals of America Inc., MedEcon Services, Inc., AmeriNet, Inc., Health Services Corporation of America, Buy Power and University Hospital Consortium, as well as in-house corporate purchasing departments of large integrated systems and multi-hospital systems and various manufacturers and regional GPOs. The Company's competitors in each of the separate markets have sales representatives competing directly with the Company, and many are substantially larger and have substantially greater financial resources than the Company.

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

     Federal Health Care Program Fraud and Abuse. The federal anti-kickback statute prohibits the offer, payment solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for the furnishing or arranging for the furnishing of goods, facilities, items or services reimbursable under most federal health care programs, including Medicare and Medicaid programs or (ii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under most federal health care programs, including Medicare or Medicaid programs. The Company is not a separate provider of Medicare or state health program reimbursed services; however, if the Company is deemed to be receiving prohibited remuneration under the group purchasing agreements, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the federal anti-kickback statute, resulting in civil and criminal penalties. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid or other third party payor patients or covered services.

     The federal government has published regulations that provide, among other things, "safe harbors" from the federal anti-kickback statute relating to GPOs serving as a purchasing agent for entities who are furnishing services for which payment may be made under most federal health care programs, including Medicare or a state health care program. The group purchasing safe harbor provides that remuneration prohibited by the anti-kickback statute does not include any payment by a vendor of goods or services to entities authorized to act as a GPO, if (i) the GPO has a written agreement with each entity for which items or services are furnished which provides that the fee paid by the vendor will be 3% or less of the purchase price of the goods or services provided by that vendor, and if the fee is not fixed at 3% or less, the agreement specifies the amount the GPO will be paid by each vendor and (ii) the GPO disclosed in writing to the health care provider the amount received from each vendor with respect to purchases made by or on behalf of the entity. Although the Company does not fall within the safe harbor, the Company believes that it is not receiving prohibited remuneration because it discloses in agreements with its customers that it may collect an administrative fee (commission) from vendors, its commissions collected from vendors do not exceed 3% of the purchase price and it makes available upon request of a provider the amounts it receives from vendors with respect to purchases made by or on behalf of the entity.

     Antitrust Laws. Antitrust Laws. In certain circumstances, the federal Robinson-Patman Act prohibits discriminatory pricing by vendors (i.e., a differential in the net price to customers) with respect to the sale of commodities, where the discrimination is likely to adversely affect competition. It also prohibits the payment of "brokerage" by a vendor to an agent of the purchaser. Certain states have adopted similar prohibitions against discriminatory pricing and payment of brokerage or commissions.

     While the company is not a vendor of commodities, it may be viewed as the agent for its group purchasing customers authorized to negotiate discounted pricing with vendors. The Robinson-Patman Act provides for buyer liability where a vendor engages in prohibited discriminatory pricing and they buyer knowingly induces or receives the discriminatory price. As a consequence, if the discounts negotiated are deemed to be improper, as a participant in the arrangement, the Company may be subject to civil damages or injunctive relief under the statue.

     The Company believes that the pricing and commission policies of its vendors comply with applicable statutory standards, but there can be no assurance that future interpretations of antitrust laws by regulatory authorities or courts will not require a restructuring of some or all of the Company's group purchasing relationships with its vendors or result in a determination that could adversely affect the Company.

     The Company does not believe that the commissions it receives from vendors are prohibited by the statues because it provides services in exchange for the commissions.

     Although exclusive dealing agreements generally are found to be lawful business arrangements, where such agreements result in a significant degree of foreclosure of the market place and effectively exclude competitors from a market, they may be found to be unlawful under the federal Sherman Act or Clayton Act or similar state laws. The Company does not believe that its sole source contracts (which may be viewed as exclusive dealing agreements) violate the Sherman Act, the Clayton Act, or similar state laws. However, there is no assurance that the review of these contracts by courts or regulatory authorities will not result in a determination that would adversely affect the operations of the Company. For example, if the contracts were found to be unlawful and, therefore, unenforceable, the Company would lose the benefits anticipated to be derived from them.

     Because the Company's group purchasing customers remain separate legal entities, distinct from each other and from the Company, concerted action through the GPO such as collective refusals to deal, improper sharing of price information or other coordinated conduct may lead to allegations of prohibited anticompetitive conduct. The Company believes that it complies with such state and federal laws (including the Sherman Act) as may affect group purchasing organizations, but there is no assurance that the review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

     Insurance Laws and Regulations. Laws in all states regulate the business of selling and marketing insurance products, such as life and health insurance, fire and casualty insurance and variable annuities. The Company believes it is in material compliance with applicable laws in the states in which it conducts such business as are applicable to the Company's insurance products but there can be no assurance that future interpretations of insurance laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's insurance operations. In October 1996, the Company became aware that following its reincorporation in Delaware in January 1996 and until October 1996, it had operated its insurance brokerage business in California without the requisite license. The Company's predecessor was licensed to conduct the insurance brokerage business in California until January 1996 and the Company received its own license in October 1996. The Company disclosed to the California Department of Insurance that it had operated an insurance brokerage business in California without the requisite license from January 1996 to October 1996 and the facts relating thereto. The Company was advised that the Department of Insurance would open an investigation file in accordance with its standard procedures, the Company believes, based on discussions with regulatory officials, that no material enforcement action will be taken against the Company. To date, there has been no action taken by the Department of Insurance. There is no assurance that the Company may not be subject to penalties or sanctions. Following it reincorporation and prior to receipt of its own license, the Company had received aggregate brokerage commissions with respect to policy renewals totaling $138,455. Under the California Insurance Code, the Company could be required to disgorge all such commissions. In addition, the California Department of Insurance could fine the Company an amount up to 30 percent of such commissions or place restrictions or limitations upon the Company's license, such as a requirement for filing periodic reports on the Company's insurance brokerage business for a fixed period of time. The disgorgement of commissions or assessment of penalties, or the imposition of limitations upon its insurance brokerage license in California, either individually or in the aggregate, could have a material adverse effect on the Company's business.

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

BUSINESS SEGMENTS

     Refer to note 13 in Financial Statements.

EMPLOYEES

     As of March 31, 1997, the Company employed a total of 804 persons, consisting of 69 in sales, marketing and customer service, 355 equipment technicians, 107 other technical specialists, 145 security guards and 128 in finance, administrative and research and development. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.

     The Company believes that it has had much success in attracting and retaining a high quality equipment technician staff. The Company uses an in-house training program in order to maintain its high quality service level. Many of the Company's technicians have been employed by the Company for over five years.

EXECUTIVE OFFICERS

     The names, titles and ages of the executive officers of the Company are as follows:

         NAME             AGE                               POSITION
----------------------    ---     -------------------------------------------------------------
Paul Chopra               49      Chairman of the Board, Chief Executive Officer and Director
Sandy D. Morford          42      President and Chief Operating Officer
Umesh Malhotra            38      Chief Financial Officer, Treasurer and Assistant Secretary
David Manigault           38      Executive Vice President, Chief Information Officer and
                                  Secretary
David E. Langness         47      Senior Vice President of Corporate Communications
Haresh S. Satiani         42      Senior Vice President of Operations, COHR MasterPlan
Aviva Truesdell           50      Senior Vice President of Business Services
David Roesler             44      Senior Vice President of Operations, Purchase Connection
E. Bernard Bartoszek      45      Senior Vice President of Sales and Marketing, COHR MasterPlan
Edward L. Gravell         42      Senior Vice President of Sales and Customer Service, Purchase
                                  Connection
Joe E. Strange            48      Senior Vice President of Management Consulting Services
Lisa Sokol                40      Executive Vice President, Purchase Connection, Resigned in
                                  1997
William J. Greenhouse     45      Senior Vice President, Corporate Development, Resigned in
                                  1996

     MR. CHOPRA has served as Chairman of the Board since 1996, has served as Chief Executive Officer of the Company since 1993 and has served as a director since 1984. Since 1994, Mr. Chopra has served as a director of HASC. From 1987 to December 31, 1995, he served as the Chief Financial Officer of HASC. From 1991 to 1993, he served as Chief Operating Officer and from 1991 to 1996, he served as President. From 1987 to 1991 he served as its Executive Vice President and Chief Operating Officer. From 1983 to 1987, he served in various finance related positions with the Company. From 1981 to 1983, Mr. Chopra served as a management consultant with Cambridge Capital Consultants. From 1977 to 1980, Mr. Chopra served as Controller for Centronics Data Computer Corporation and from 1975 to 1977 Financial Planning Manager for PepsiCola, Inc. Mr. Chopra is a director of SharePlan, a for-profit subsidiary of Hospital Council of Northern and Central California, which provides fee-for-service programs for hospitals and health care facilities.

     MR. MORFORD has served as President and Chief Operating Officer of the company since November 1996. From 1994 to 1996, he served as an Executive Vice President of the Company. From 1989 to 1994, he served as a Senior Vice President of the Company.

     MR. MALHOTRA has served as Chief Financial Officer and Assistant Secretary since 1995 and Treasurer of the Company since 1996. From 1991 to 1995, he served as the Company's Controller and Vice President of Finance. From 1987 to 1990, Mr. Malhotra served as an auditor for Deloitte & Touche LLP in Los Angeles and from 1984 to 1986 served as a Chartered Accountant with Price Waterhouse in Great Britain.

     MR. MANIGAULT has served as Executive Vice President of the Company since November 1995, its Chief Information Officer since 1984, and its Secretary since November 1996. He has served as Past Chairman since 1996 and Chairman in 1995 to 1996 of the Healthcare EDI Coalition, a trade group that establishes EDI pathways based on ANSI X-12 standards.

     MR. LANGNESS has served as Senior Vice President of Corporate Communications since February 1996. From April 1986 to January 1996, Mr. Langness served as Vice President, Communications for HASC.

     MR. SATIANI has served as Senior Vice president of Operations, COHR MasterPlan since April 1994. From November 1991 to March 1994, Mr. Satiani served as Vice President of Operations, COHR MasterPlan. From September 1989 to October 1991, Mr. Satiani served as Director, Special Projects and Maintenance MasterPlan.

     MS. TRUESDELL has served as Senior Vice President of Business Services since October 1991. From January 1986 to September 1991, Ms. Truesdell served as Vice President of Administration Services. From November 1984 to December 1985, Ms. Truesdell served as Director, Administration Services.

     MR. ROESLER has served as Senior Vice President of Operations, Purchase Connection since April 1997. From February 1996 to March 1997, Mr. Roesler served as Senior Vice President, Medical/Surgical/Laboratory and Capital Equipment programs of Purchase Connection. From 1980 to January 1996, Mr. Roesler served as Director and Vice President of National Accounts at the Eastman Kodak Company.

     MR. BARTOSZEK has served as Senior Vice President of Sales and Marketing, COHR MasterPlan since April 1996. From December 1995 to March 1996, Mr. Bartoszek served as Senior Vice President of Sales and Operations, COHR MasterPlan. From May 1995 to November 1995, Mr. Bartoszek served as Vice President of Sales and Operations, COHR MasterPlan. From November 1993 to April 1995, Mr. Bartoszek served as Executive Vice President at Kinetic Biomedical Services. From 1987 to October 1993, Mr. Bartoszek served in various capacities at AMSCO and served as Vice President in 1993.

     MR. GRAVELL has served as Senior Vice President of Sales and Customer Service, Purchase Connection since July 1995. From March 1993 to June 1995, Mr. Gravell served as Vice President in the Medical/Surgical/Laboratory program of Purchase Connection. From November 1990 to February 1993, Mr. Gravell served as Director of Laboratory Services at Little Company of Mary Hospital.

     MR. STRANGE has served as Senior Vice President of Management Consulting Services since June 1996. From April 1993 to May 1996, Mr. Strange served as Vice president of Management Consulting Services. From August 1992 to March 1993, Mr. Strange served as Director, Regulatory Consulting Services.

     MS. SOKOL served as Executive Vice President, Purchase Connection from 1995 to 1997. Ms. Sokol served as Vice President, Purchase Connection from 1989 to 1995. Ms. Sokol resigned from the Company in February 1997.

     MR. GREENHOUSE served as Senior Vice President, Corporate Development from 1992 to 1996. Mr. Greenhouse resigned from the Company in August 1996.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Chatsworth, California and consist of approximately 76,000 square feet of leased office, warehouse and workshop space. This facility houses all of the Company's senior management, as well as management information systems, finance and human resources, its Purchase Connection division and the Company's principal equipment service facility. This lease expires in February 2009 and includes two options to extend the term of the lease for consecutive periods of sixty months each.

     The Company also leases service and sales sites in Brea, Murrieta, Stockton, Pleasanton, Fresno and Ontario, California; Cuyahoga Falls, Ohio; Erie, Pennsylvania; Arlington, Washington; Islandia, New York; Apopka, Florida; Ft. Lauderdale, Florida; Charleston, West Virginia; Fredricksburg, Virginia; Richmond, Virginia; Fenton, Missouri; Windsor, Connecticut; and San Antonio, Texas.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock began trading on NASDAQ on February 16, 1996 under the symbol "CHRI". The initial public offering price was $9.00 per share. The Company issued 1,739,000 new shares, pursuant to a secondary offering on November 21, 1996 at an offering price of $20.00 per share. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period February 16, 1996 to March 31, 1997, by quarter, are as follows:

                                                                         HIGH     LOW
                                                                         ----     ---
        Fourth Quarter -- February 16, 1996 to March 31, 1996..........   16 1/4  11 3/4
        First Quarter -- April 1, 1996 to June 30, 1996................   30 1/2  15 1/2
        Second Quarter -- July 1, 1996 to September 30, 1996...........   28      16 1/2
        Third Quarter -- October 1, 1996 to December 31, 1996..........   29      19 1/4
        Fourth Quarter -- January 1, 1997 to March 31, 1997............   28 1/2  22 3/8

     As of June 12, 1997, there are approximately 83 stockholders of record and approximately 2,200 beneficial holders of the Company's common stock. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

DIVIDEND POLICY

     At the present time the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit places certain limitations on the payment of dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company which have been derived from the audited consolidated financial statements of the Company. The selected financial data below should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                    SELECTED FINANCIAL AND SUPPLEMENTAL DATA

                                                            YEARS ENDED MARCH 31,
                                           -------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                           -------     -------     -------     -------     -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
  COHR MasterPlan........................  $68,284     $48,160     $28,042     $12,617     $ 8,203
  Purchase Connection....................   22,240      18,094      15,618      13,026      12,678
                                           -------     -------     -------     -------     -------
     Total...............................   90,524      66,254      43,660      25,643      20,881
Gross margin.............................   25,005      18,059      13,561       8,773       7,732
Selling, general & administrative
  expenses...............................   17,766      14,559      11,523       7,309       6,370
Operating income.........................    7,239       3,500       2,038       1,464       1,362
Net income...............................  $ 4,819     $ 2,142     $ 1,368     $   946     $   917
                                           =======     =======     =======     =======     =======
Net income per common share..............  $  0.88     $  0.89     $  0.65     $  0.45     $  0.43
Weighted Average Shares Outstanding......  5,498..       2,402       2,112       2,112       2,112
BALANCE SHEET DATA:
Working capital..........................  $52,244     $23,470     $ 4,127     $ 4,626     $ 5,374
Equipment and improvements, net..........    6,943       3,718       2,727       2,611       2,245
Intangible assets, net...................    9,237       2,530       1,967         216
Total assets.............................  84,184..     44,472      21,613      15,836      13,973
Total long-term debt.....................    1,146         276         528
Total shareholders' equity...............   67,001      29,115       7,270       6,138       5,419
SUPPLEMENTAL DATA:
Regional service and sales sites:
  COHR MasterPlan........................       31          18          14           7           5
  Purchase Connection....................        8           7           6           2           1
                                           -------     -------     -------     -------     -------
     Total...............................       39          25          20           9           6
Total employees..........................      804         558         428         339         254
Gross margin percentage..................     27.6%       27.3%       31.1%       34.2%       37.0%
Selling, general & administrative
  expenses margin........................     19.7%       22.0%       26.4%       28.5%       30.5%
Operating income margin..................      8.0%        5.3%        4.7%        5.7%        6.5%
Average days in receivables..............       76          57          54          57          62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe-harbor" created by these sections. The Company's actual future results could differ materially from historical results and from those set forth in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results and those set forth in the forward-looking statements are described in this section. Refer to "Factors Affecting Operating Results." The Company assumes no obligation to update the forward-looking statements or such factors.

GENERAL

     The Company is a national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 31 regional service and sales sites to support its equipment services operations and eight regional sales and customer service sites to support its group purchasing activities.

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

     Gross Margins -- During the past five years, COHR MasterPlan has grown at a more rapid rate than Purchase Connection. Accordingly, although gross margin percentages in each of the Company's segments have remained generally stable, the Company's gross margin percentages have decreased during this time. Further, gross margin percentages have fluctuated in each segment as a result of the timing of acquisitions and the costs incurred to assimilate these acquisitions. In addition, in order to increase market share, the Company has not increased billing rates to its COHR MasterPlan customers as its labor costs have increased.

     Operating Income -- Operating income has increased significantly in each of the three years ended March 31, 1997. As a percentage of revenues, operating income tends to fluctuate by year. These fluctuations have been caused by changes in the Company's business mix toward more equipment service business, the impact of new sites and acquisitions and the level of selling, general and administrative expenses. While selling, general and administrative expenses have grown in absolute dollars, they have declined as a percentage of sales, as the Company has been able to achieve its growth in revenues without a proportionate increase in corporate overhead. Development expenses for new products and the COHR 835 Direct software package amounted to $1.1 million (1997) and $1.0 million (1996). During the fiscal year ended March 31, 1997, development expenses on new products continued but decreased as a percentage of total revenues from prior years.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED MARCH 31, 1997 VERSUS FISCAL YEAR ENDED MARCH 31, 1996

     Revenues. The Company's revenues for the fiscal year ended March 31, 1997 totaled $90.5 million, an increase of $24.2 million or 36.5% over revenues of $66.3 million for the fiscal year ended March 31, 1996. Of the $24.2 million increase in revenues, $20.2 million was due to revenue growth related to COHR MasterPlan. During the fiscal year ended March 31, 1997, COHR MasterPlan acquired nine smaller service maintenance companies (12 sites) and opened nine new sites. The remaining revenue increase was due to internal growth and the opening of new sites for Purchase Connection. During the fiscal year 1997, the Company opened or acquired a total of 23 new sales and customer service sites. As a result of these acquisitions, revenues increased by $9.0 million.

     Direct Operating Expenses. The Company's direct operating expenses for the fiscal year ended March 31, 1997 totaled $65.5 million which was an increase of $17.3 million or 35.9% over the fiscal year ended March 31, 1996 total of $48.2 million. Direct operating expenses as a percentage of revenues decreased to 72.4% in fiscal year ended March 31, 1997 from 72.7%. The decrease was primarily the result of economies of scale being achieved in the COHR MasterPlan division and improved profitability from sites acquired in previous periods. COHR MasterPlan has higher direct operating expenses as a percentage of revenues than Purchase Connection. COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection.

     Gross Margin. The Company's gross margin for the year ended March 31, 1997 totaled $25.0 million, an increase of $6.9 million or 38.1% over the year ended March 31, 1996 total of $18.1 million. Gross margin as a percentage of revenues increased to 27.6% for the year ended March 31, 1997 from 27.3% for the year ended March 31, 1996. The increase in gross margin percentage was achieved in spite of a larger increase in the percentage of the Company's revenues derived from the lower margin COHR MasterPlan. Gross margin percentages in each of the divisions increased slightly.

     Selling, General and Administrative Expense. The Company's selling, general and administrative expenses for the year ended March 31, 1997 totaled $17.8 million, an increase of $3.2 million or 21.9% over the year ended March 31, 1996 total of $14.6 million. As a percentage of revenues, selling, general and administrative expenses decreased during the year ended March 31, 1997 to 19.7% from 22.0% during the year ended March 31, 1996. The actual increase in expenses reflected the increase in costs necessary to support the Company's rapid growth through its acquisition program. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs or head count as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

     Operating Income. The Company's operating income for the year ended March 31, 1997 totaled $7.2 million, an increase of $3.7 million or 105.7%, over the year ended March 31, 1996 total of $3.5 million. Operating income for the year ended March 31, 1997 as a percentage of revenues increased to 8.0% from 5.3% for the year ended March 31, 1996. This was primarily the result of a decrease in Selling, General and Administrative expenses as a percentage of revenues.

     Provision for Income Taxes. The Company's provision for income taxes for the year ended March 31, 1997 totaled $3.2 million, an increase of $1.7 million or 113.3% over the year ended March 31, 1996 total of $1.5 million, due to the increase in pre-tax income for the year ended March 31, 1997. The Company's effective tax rate of 40.0% was lower than the prior year's rate of 40.9% due to interest income being earned free of income taxes in the fiscal year ended March 31, 1997 compared to taxable interest being earned in the fiscal year ended March 31, 1996.

     Net Income. The Company's net income for the year ended March 31, 1997 totaled $4.8 million, an increase of $2.7 million or 128.6% over the year ended March 31, 1996 total of $2.1 million. As a percentage of revenues, net income increased to 5.3% in fiscal year 1997 from 3.2% in fiscal 1996, primarily due to the increase in gross margin as a percentage of sales and by reduced selling, general and administrative expenses as a percentage of revenues and a lower effective tax rate. Net income per share decreased from $0.89 cents in 1996 to $0.88 cents in 1997 as a result of the issuance of 2,450,000 new shares of common stock in February 1996 and 1,764,000 new shares of common stock in a secondary offering in November 1996.

  FISCAL YEAR ENDED MARCH 31, 1996 VERSUS FISCAL YEAR ENDED MARCH 31, 1995

     Revenues. The Company's revenues for the fiscal year ended March 31, 1996 totaled $66.3 million, an increase of $22.6 million or 51.7% over revenues of $43.7 million for the fiscal year ended March 31, 1995. Of the $22.6 million increase in revenues, $20.1 million resulted from growth in COHR MasterPlan. The $20.1 million was primarily from increases in revenues from sites acquired or opened in previous periods. The Company acquired or opened 14 new service and sales sites in fiscal 1995 and six new service and sales sites in fiscal 1996.

     Direct Operating Expenses. The Company's direct expenses for the fiscal year ended March 31, 1996 totaled $48.2 million which is an increase of $18.1 million or 60.1% over the fiscal year ended March 31, 1995 total of $30.1 million. Direct operating expenses as a percentage of revenues for the fiscal year ended March 31, 1996 increased to 72.7% from 68.9% for the fiscal year ended March 31, 1995. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection. COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection.

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

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the fiscal year ended March 31, 1996 totaled $14.6 million, an increase of $3.1 million or 27.0% over the fiscal year ended March 31, 1995 total of $11.5 million. As a percentage of revenues, selling, general and administrative expenses decreased during the fiscal year ended March 31, 1996 to 22.0% from 26.4% during the fiscal year ended March 31, 1995. The actual increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

     Operating Income. The Company's operating income for the fiscal year ended March 31, 1996 totaled $3.5 million, an increase of $1.5 million or 75.0% over the fiscal year ended March 31 ,1995 total of $2.0 million. Operating income as a percentage of revenues for the fiscal year ended March 31, 1996 increased to 5.3% as compared to 4.7% for the fiscal year ended March 31, 1995.

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

  LIQUIDITY AND CAPITAL RESOURCES

     In November, 1996, the Company sold 1,500,000 shares of its common stock, $0.01 par value, at $20.00 per share pursuant to a secondary public offering, realizing $27.7 million in net proceeds after fees and other selling expenses. In December, 1996, the Company realized $4.6 million, net of fees, from certain options exercised by the Underwriters granted under the Underwriting Agreement pursuant to which the secondary offering was effected and certain options exercised by selling shareholders under the 1995 Stock Option Plan. In fiscal year 1997, the Company utilized $8.3 million for the 10 companies it acquired. Subsequent to year end, the Company has utilized $.8 million to acquire two companies.

     The Company had working capital of $52.2 million, $23.5 million and $4.1 million as of March 31, 1997, March 31, 1996 and March 31, 1995 respectively. The Company had cash and cash equivalents of $22.9 million, $19.3 million and $4.5 million for the same respective periods. The Company had investments of $6.0 million as of March 31, 1997.

     Net cash provided by (used in) operating activities was $(11.3) million, $(1.9) million and $1.5 million for fiscal years 1997, 1996 and 1995, respectively. The fluctuations in cash provided or used in operations is due primarily to changes in accounts receivable, accounts payable and current income tax liabilities. A significant portion of the Company's growth has been funded internally through effective working capital management. The increase in average days in receivables from 57 in fiscal year 1996 to 76 in fiscal year 1997 is primarily due to an increase in business in the Northeast where payment is traditionally slower.

     Net cash used in investing activities was $16.9 million, $2.8 million and $1.8 million, for fiscal years 1997, 1996 and 1995, respectively. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $2.6 million, $1.4 million and $.5 million respectively.

     Cash flows provided by financing activities was from issuance of new stock, $33.1 million (1997) and $20.0 million (1996). Cash flows used in financing activities were principally for the repayment of notes payable and long-term debt of $1.3 million and $.1 million for the years ended March 31, 1997 and 1996, respectively, and payment of dividends to its stockholders of approximately $.2 million and $.2 million for the years ended March 31, 1996 and 1995, respectively, and the repayment of a $.2 million note assumed in an acquisition. The Company has not paid dividends since its initial public offering in February 1996.

  FACTORS AFFECTING OPERATING RESULTS

     The Company is subject to a number of risks and uncertainties which could affect operating results and liquidity, including the following among others:

     Risks Associated with Acquisition Strategy and Anticipated Expansion

     A principal component of the Company's business strategy, particularly in its equipment services division, is to continue to grow by acquiring or opening new sites to augment its presence in markets it currently serves and in new geographic markets. See "Business -- Services and Products -- COHR MasterPlan." The sites acquired by the Company to date have typically operated at a break even or small loss basis prior to acquisition, and there can be no assurance that the Company's efforts to improve profitability of the acquired businesses by increasing revenues and eliminating duplicative administrative costs will be successful. Further, there can be no assurance that, in the future, the Company will be able to sustain the level of growth through acquisition and opening new sites experienced to date. The Company's future growth and financial success will be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates, consummate the acquisition of such businesses on terms which are favorable to the Company, promptly and profitably integrate the acquired operations into the Company, retain key personnel and key vendor arrangements of the acquired businesses and attain customer retention levels at acquired businesses that are advantageous to the Company. There can be no assurance that the Company will be successful with respect to any of these factors.

     Competition

     The marketing of equipment services and group purchasing services to health care institutions is highly competitive. See "Business -- Competition." Many of the Company's competitors are larger and have greater financial and marketing resources than the Company. Some of the Company's competitors are nonprofit cooperatives that enjoy tax advantages unavailable to the Company. The Company could encounter additional competition because many of the services and products it sells are easily obtainable by others from various sources of supply and such competitors could consolidate into regional or national networks. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business, or maintain its current customer base, which would have a material adverse effect on the Company's business.

     Risks of Reduced Customer Base Associated with Consolidation of the Health Care Industry

     As consolidation among health care institutions, particularly hospitals and integrated health systems, continues, the Company's customer base may be reduced either because customers may be consolidated with or acquired by other entities or because purchasing decisions for products and services may shift to individuals with whom the Company has not had prior selling relationships. There can be no assurance that the Company will be able to maintain relationships with its customers following such an acquisition or consolidation. Any significant reduction in the Company's customer base would have a material adverse effect on the Company's business.

     Costs Associated with Regulation of the Health Care Industry

     The Company focuses its business on providing services to health care institutions, particularly hospitals. The health care industry is subject to extensive government regulation, licensure and prescribed operating procedures. The acceptance of the Company's services and products by its customers will depend, to a very significant degree, upon whether such services and products will be in compliance with applicable regulations or will assist health care institutions in complying with such regulations. While the Company monitors such regulations and designs its services and products accordingly, a substantial change in the level of regulation or the substance of particular regulations could have a material adverse effect on the Company's business. See
"Business -- Regulatory Matters."

     Liability Risks Associated with Governmental Regulations and Environmental Hazards

     The health care industry is highly regulated and there are numerous federal and state laws which regulate the relationships between health care providers and the persons or entities which sell goods or services to health care providers. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, certain federal antitrust laws as the Robinson-Patman Act, the Sherman Act an the Clayton Act, regulations regarding the sale and marketing of insurance products, such as life and health insurance, fire and casualty insurance and variable annuities, and laws and regulations regarding worker safety, community "right to know" and clean air and water. Although the Company believes it has been and is currently in substantial compliance with the applicable standards pursuant to such laws and regulations, there can be no assurance that the Company will not be materially adversely affected by existing or future requirements or incur materially increased operating costs complying therewith.

     In 1994, Congress passed the Federal Acquisition Streamlining Act ("FASA") to improve governmental access to commercial technologies and reduce administrative overhead costs involved in the governmental acquisition process. Under FASA's cooperative purchasing provision (Section 1555 of FASA), the General Services Administration is allowed to extend the federal procurement process by opening all of the Federal Supply Schedules (and the prices contained therein) to any state and local government and any other public entity. These non-federal governmental and public entities which, according to an industry source, constitute over one-third of the market, currently use private sector purchasing techniques to negotiate discounts with pharmaceutical, medical and surgical equipment manufacturers. The effective date of the cooperative purchasing provisions of FASA has been delayed until October 31, 1997 or the closing date of the current Congressional Session, whichever occurs later, pending further Congressional review as to the potential effect of the legislation. If the cooperative purchasing provisions of FASA are ultimately implemented and the Federal Supply Schedules become available to a significantly larger number of hospitals and other health care providers, the Company believes that FASA might limit the Company's ability to obtain the pricing discounts currently received by the Company from many its vendors. In addition, it is possible that many products now purchased under standard rates required under group purchasing contracts would be purchased under FASA. If the Company were unable to obtain such pricing discounts on its purchases, or if its customer base declined because of FASA, the Company's Purchase Connection business would be adversely affected.

     There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the Company's business or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

     Dependence Upon Relationships with Third Party Vendors

     The Company offers equipment servicing and group purchasing services for over 400,000 different products distributed or manufactured by approximately 5,558 vendors and is dependent on these vendors for the manufacture and supply of product. Presently, the Company relies on vendors for (i) technical and selling support, (ii) favorable purchasing and delivery terms, (iii) promotional materials, and (iv) replacement parts. The Company's dependence on third party suppliers includes several potential risks, including limited control over pricing, product and service availability and quality, and delivery schedules. The Company's inability to maintain good relations with these vendors could have a material adverse effect on the Company's business. See "Business -- Services and Products."

     Impact of Inaccurate Reporting of Purchasing Volume

     In fiscal 1997, commissions from manufacturers and distributors, together with access fees from customers, accounted for approximately two-thirds of the revenues of Purchase Connection. Commissions are received from manufacturers and distributors in exchange for delivering volume purchases to those manufacturers and distributors. In the group purchasing industry, it is difficult for GPOs to determine accurately the volume of purchases made by their customers from manufacturers and distributors because orders are placed directly by customers with manufacturers and distributors. Accordingly, it is difficult for GPOs to verify that the amount of commissions received from manufacturers and distributors accurately reflects purchases made by the GPOs' customers. In order to verify the amount of commissions to which it is entitled, the Company currently relies on manufacturers and distributors to report accurately purchases made by the Company's customers, and the Company's ability to audit such information based upon customer records. Although the Company has developed Power Connection , an on-line or stand-alone electronic catalog that will enable the Company to better monitor manufacturer and distributor reporting, few of the Company's group purchasing customers currently use Power Connection , and there can be no assurance that the Company will be successful in making Power Connection available to all of its customers on a cost-effective basis. Lost commissions to the Company due to inaccurate reporting of volume purchases made by its customers could have a material adverse effect on the Company's business. See "Business -- Services and Products."

     Management of Growth

     The Company is currently experiencing a period of rapid growth and expansion which could place a significant strain on the Company's personnel and resources. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management. Many members of the Company's management team have had limited or no experience in managing companies as large as the Company. To manage its expansion, the Company continuously evaluates the adequacy of its existing systems and procedures, including, among others, its financial reporting and control systems, data processing systems and management structure. There can be no assurance that the Company will adequately anticipate all of the changing demands its growth will impose on such systems, procedures and structure. Any failure to adequately anticipate and respond to such changing demands could have a material adverse effect on the Company's business.

     Need for Additional Financing

     The Company expects that the net proceeds of its November 1996 offering, cash flow from its operations and its ability to borrow from its existing credit facility will be sufficient to carry out its operations through the first quarter of fiscal 1999. The Company may accelerate the expenditure of its available funds for acquisitions or other business opportunities. As a result, the Company may seek to raise additional funds through the sale of equity securities, the incurrence of additional indebtedness or other means. However, there can be no assurance that such financing, if and when required, will be available on terms acceptable to the Company, or at all.

     Dependence on Key Personnel

     The Company will depend in large part on the performance of a number of key employees, including Paul Chopra, its Chairman of the Board and Chief Executive Officer. The Company has an employment agreement with Mr. Chopra. Such agreement does not necessarily ensure the continued employment of Mr. Chopra. The loss of any key employee, including Mr. Chopra, could have a material adverse effect on the Company's business. The Company believes that its future success will depend in part on its ability to attract and retain skilled technical, financial, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     Risks Related to Fixed Price Contracts

     In the Company's equipment servicing business, the Company offers contracts for services at a fixed price. In the event that the cost to the Company of performing services under a fixed price contract exceeds the quoted fixed price, the Company would bear any such excess cost. In the event that the Company's costs of performing services exceeds the fixed price it is to receive under a significant number of fixed price contracts, the Company's business may be materially adversely affected. See "Business -- Services and Products -- COHR MasterPlan ."

     Liability Risks; Limited Insurance Coverage; Self-Insurance

     Although the Company is not a manufacturer, the servicing, maintenance and sale of medical equipment entails risks of product liability. Additionally, the Company may be subject to lawsuits alleging negligence or related legal theories in connection with its security services and consulting services, including environmental, safety and professional consulting services. The Company maintains liability insurance coverage for certain contracts and such insurance coverage is expensive, difficult to obtain, and may be unobtainable in the future on acceptable terms, if at all. The Company has elected to self-insure for all contracts renewed or obtained on or after April 1, 1996. There can be no assurance that claims or judgments in excess of the Company's coverage limits, where applicable, will not have a material adverse effect upon the Company's business. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract customers or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business.

     Dependence on Third Party Reimbursement

     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical supply and equipment industry. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. Accordingly, there can be no assurance that the Company's customers will continue to have sufficient spendable funds for purchase and use of the Company's services and products. A material reduction in the purchasing of such services and products could adversely affect the Company's business.

     Reliance on Data Processing

     The Company's business is dependent upon its ongoing ability to obtain, process, analyze and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, the failure to upgrade data services, difficulties in converting data and information systems after acquisitions, loss of stored data, programming errors or other computer programs could have a material adverse effect on the Company's business.

  INFLATION

     The Company believes that its operations have not been materially adversely affected by inflation. The Company expects that salary and wage increases for its skilled staff will continue to be higher than average wage increases, as is common in the company's industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is set forth in the "Index to Consolidated Financial Statements," at page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Election of Directors -- Current Board of Directors", to be filed with the Commission within 120 days after the close of the Company's fiscal year. Information regarding executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

       The documents described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting at page 21.

    2. FINANCIAL STATEMENT SCHEDULE

       The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting on page 37.

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3. EXHIBITS

       Exhibits included or incorporated herein:

                 See Exhibit Index

(B)   REPORTS ON FORM 8-K

      Not applicable

                           COHR INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
INDEPENDENT AUDITORS' REPORT..........................................................   21
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at March 31, 1997 and 1996..............................   22
  Consolidated Statements of Income for Each of the Years Ended
     March 31, 1997, 1996 and 1995....................................................   23
  Consolidated Statements of Changes in Shareholders' Equity for Each of the Years
     Ended
     March 31, 1997, 1996 and 1995....................................................   24
  Consolidated Statements of Cash Flows for Each of the Years Ended
     March 31, 1997, 1996 and 1995....................................................   25
  Notes to Consolidated Financial Statements..........................................   26
  Schedule V -- Valuation and Qualifying Accounts for Each of the Years Ended March
     31, 1997, 1996 and 1995..........................................................   37

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  COHR Inc.
Chatsworth, California:

     We have audited the accompanying consolidated balance sheets of COHR Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 30, 1997

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                ASSETS (Note 8)

                                                                            1997        1996
                                                                           -------     -------
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $22,948     $19,314
  Investments............................................................    6,000
  Accounts receivable -- Trade, net of allowance for doubtful
     accounts of $1,490 (1997) and $835 (1996)...........................   25,439      12,644
  Other..................................................................    2,325       1,233
  Inventory..............................................................    8,535       3,486
  Prepaid expenses and other.............................................    1,263         620
  Deferred income tax asset (Note 5).....................................    1,143         806
                                                                           -------     -------
          Total current assets...........................................   67,653      38,103
EQUIPMENT AND IMPROVEMENTS, Net (Notes 1 and 3)..........................    6,943       3,718
INTANGIBLE ASSETS, Net of accumulated amortization of
  $665 (1997) and $280 (1996) (Notes 1 and 4)............................    9,237       2,530
OTHER ASSETS.............................................................      351         121
                                                                           -------     -------
          TOTAL..........................................................  $84,184     $44,472
                                                                           =======     =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6).................................................  $ 1,342
  Accounts payable -- trade and other....................................    4,040     $ 6,590
  Accrued expenses.......................................................    2,618       3,372
  Deferred revenue.......................................................    6,394       4,586
  Income tax payable (Note 5)............................................      162
  Current portion of long-term debt (Note 7).............................      853          85
                                                                           -------     -------
          Total current liabilities......................................   15,409      14,633
LONG-TERM DEBT (Note 7)..................................................    1,146         276
DEFERRED INCOME TAX LIABILITY (Note 5)...................................      628         448
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Notes 10 and 11)
  Preferred Stock, $.01 par value; 2,000,000 shares authorized;
     no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized; 6,391,000
     (1997) and 4,562,000 (1996) shares issued and outstanding...........      887         869
  Additional paid in capital.............................................   55,153      22,104
  Retained earnings......................................................   10,961       6,142
                                                                           -------     -------
          Total shareholders' equity.....................................   67,001      29,115
                                                                           -------     -------
          TOTAL..........................................................  $84,184     $44,472
                                                                           =======     =======

                 See notes to consolidated financial statements

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1997        1996        1995
                                                                -------     -------     -------
REVENUES......................................................  $90,524     $66,254     $43,660
DIRECT OPERATING EXPENSES.....................................   65,519      48,195      30,099
                                                                -------     -------     -------
GROSS MARGIN..................................................   25,005      18,059      13,561
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 2)...........................................   17,766      14,559      11,523
                                                                -------     -------     -------
OPERATING INCOME..............................................    7,239       3,500       2,038
INTEREST INCOME...............................................      889         155         137
INTEREST EXPENSE..............................................      (95)        (30)        (42)
                                                                -------     -------     -------
INCOME BEFORE INCOME TAXES....................................    8,033       3,625       2,133
PROVISION FOR INCOME TAXES (Note 5)...........................    3,214       1,483         765
                                                                -------     -------     -------
NET INCOME....................................................  $ 4,819     $ 2,142     $ 1,368
                                                                =======     =======     =======
NET INCOME PER SHARE..........................................  $  0.88     $  0.89     $  0.65
                                                                =======     =======     =======
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING
  DURING THE PERIOD...........................................    5,498       2,402       2,112
                                                                =======     =======     =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND DIVIDENDS PER SHARE)

                                                            COMMON STOCK      ADDITIONAL                   TOTAL
                                                         ------------------    PAID-IN     RETAINED    SHAREHOLDERS'
                                                          SHARES     AMOUNT    CAPITAL     EARNINGS       EQUITY
                                                         ---------   ------   ----------   ---------   -------------
BALANCE, APRIL 1, 1994.................................  2,112,000    $844     $  2,179     $  3,115      $ 6,138
  Dividend paid to Shareholders (Pre-IPO)..............                                         (236)        (236)
  Net income...........................................                                        1,368        1,368
                                                         ---------    ----      -------      -------      -------
BALANCE, MARCH 31, 1995................................  2,112,000     844        2,179        4,247        7,270
  Net proceeds from sale of common stock through
     an initial public offering (Note 10)..............  2,450,000      25       19,925                    19,950
  Dividend paid to Shareholders (Pre-IPO)..............                                         (247)        (247)
  Net income...........................................                                        2,142        2,142
                                                         ---------    ----      -------      -------      -------
BALANCE, MARCH 31, 1996................................  4,562,000     869       22,104        6,142       29,115
  Net proceeds from sale of common stock through a
     secondary public offering (Note 10)...............  1,739,000      17       32,240                    32,257
  Stock options exercised..............................     90,000       1          809                       810
  Net income...........................................                                        4,819        4,819
                                                         ---------    ----      -------      -------      -------
BALANCE, MARCH 31, 1997................................  6,391,000    $887     $ 55,153     $ 10,961      $67,001
                                                         =========    ====      =======      =======      =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       1997        1996        1995
                                                                                      -------     -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income........................................................................  $ 4,819     $ 2,142     $1,368
                                                                                      -------     -------     ------
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization.................................................    1,057         838        691
      Provision for losses on accounts receivable...................................      587          62         31
      Provision for deferred income taxes...........................................     (157)         49       (181)
      Deferred rent.................................................................     (180)       (592)      (369)
      Change in assets and liabilities, net of effect of acquisition of certain assets:
         Accounts receivable........................................................  (12,020)     (4,747)    (3,374)
         Inventory..................................................................   (2,040)     (1,078)      (695)
         Prepaid expense and other..................................................     (379)       (174)        93
         Other assets...............................................................     (144)        (41)       (20)
         Accounts payable -- trade and other........................................   (3,262)        589      1,280
         Accrued expenses...........................................................   (1,508)      1,234       (128)
         Deferred revenue...........................................................    1,808         344      3,465
         Income taxes payable.......................................................      162        (360)      (735)
         Deferred compensation......................................................       --        (169)        89
                                                                                      -------     -------     ------
           Total Adjustments........................................................  (16,076)     (4,045)       147
                                                                                      -------     -------     ------
           Net cash (used in) provided by operating activities......................  (11,257)     (1,903)     1,515
                                                                                      -------     -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................   (2,557)     (1,427)      (465)
  Payment for acquisition of businesses.............................................   (8,298)     (1,387)    (1,293)
  Purchases of investments, net.....................................................   (6,000)          0         --
                                                                                      -------     -------     ------
           Net cash used in investing activities....................................  (16,855)     (2,814)    (1,758)
                                                                                      -------     -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends to shareholders..............................................       --        (247)      (236)
  Repayment of loan payable.........................................................       --          --       (221)
  Repayment of notes payable and long-term debt.....................................   (1,321)       (125)       (21)
  Issuance of stock.................................................................   32,257      19,950         --
  Exercise of stock options.........................................................      810          --
                                                                                      -------     -------     ------
           Net cash provided by (used in) financing activities......................   31,746      19,578       (478)
                                                                                      -------     -------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................    3,634      14,861       (721)
CASH AND CASH EQUIVALENTS, beginning of period......................................   19,314       4,453      5,174
                                                                                      -------     -------     ------
CASH AND CASH EQUIVALENTS, end of period............................................  $22,948     $19,314     $4,453
                                                                                      =======     =======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash paid during the period for:
    Income taxes....................................................................  $ 3,054     $ 1,843     $1,680
                                                                                      =======     =======     ======
    Interest........................................................................  $    25     $    37     $    5
                                                                                      =======     =======     ======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT
  FAIR VALUE ARE AS FOLLOWS:
    Current assets..................................................................  $ 5,727     $   409     $  475
    Equipment.......................................................................    1,426         235        228
    Goodwill and other intangibles..................................................    7,092         893      1,865
                                                                                      -------     -------     ------
                                                                                       14,245       1,537      2,568
                                                                                      -------     -------     ------
    Liabilities assumed.............................................................    3,288          --        600
    Debt issued for acquisitions....................................................    2,659         150        675
                                                                                      -------     -------     ------
           Net cash paid for acquisitions...........................................  $ 8,298     $ 1,387     $1,293
                                                                                      =======     =======     ======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description -- COHR Inc. and subsidiaries ("Company") provides fee-for-service products and services to hospitals and other health care providers (see Note 13 for information relating to the Company's business segments).

     The Company was formerly a majority owned subsidiary of Healthcare Association of Southern California ("HASC"). Effective February 16, 1996, the Company became a publicly held company at which time HASC became a minority shareholder (see Note 10).

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

     Cash and cash Equivalents -- The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash and cash equivalents. The Company actively evaluates the creditworthiness of the financial institutions with which it invests.

     Investments -- Investment securities consist of certificates of deposits with original maturities of 90 to 180 days. Due to the short maturity period, cost approximates market.

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

        Computer equipment and software...........................  5 years
        Office furniture and equipment, automobile................  3 to 7 years
        Technical equipment.......................................  5 to 10 years
        Leasehold improvements....................................  Shorter of lease term or useful life

     Intangible Assets -- Goodwill and other purchased intangible assets are stated at amortized cost and amortized on a straight-line basis over 15 years. The projection of undiscounted future cash flows of the operations are evaluated at each reporting period in assessing the recoverability of goodwill and other purchased intangibles.

     Revenue Recognition -- The COHR MasterPlan is a program whereby the Company contracts with hospitals on an annual basis to manage the hospitals' equipment maintenance and repairs. The Company bills the hospitals in advance, and revenues on those contracts are recognized over the contract period. Losses, if any, on maintenance contracts are recorded when known. Purchase Connection revenue is recognized in the period earned.

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

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

rates applicable to years in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the year adjusted for the change during the year in deferred income taxes.

     Stock Option Plans -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Fair Value of Financial Instruments -- The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of such instruments. The fair values of other financial instruments including accounts receivable, notes payable and accounts payable, are deemed not to be materially different from the carrying values.

     Impairment of Long-Lived Assets -- The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the asset may not be recoverable. No impairment losses were required for the year ended March 31, 1997.

     Current Accounting Pronouncements -- The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share
(EPS). The accounting and disclosure requirements of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997, earlier adoption is not permitted. The basic EPS for the year ended March 31, 1997, under SFAS No. 128 would have been $0.93.

     Concentration of Credit Risk -- Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

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

     The Company maintains cash and cash equivalents and investments of $15.6 million (1997) and $13.9 million (1996) with a single financial institution. Other financial institutions are located in many different geographies throughout the country. The Company performs periodic evaluations of the relative credit standing of these financial institutions, which are considered the Company's investment strategy. The Company has $3.0 million (1997) and $5.0 million (1996) in variable preferred stock of a publicly traded company. At March 31, 1997, the Company had cash equivalents totaling $10.0 million, of which $5.5 million are in preferred municipal funds and $4.5 million are in municipal bonds maturing within 60 days of purchase.

     Research and Development -- Research and development costs for all Electronic Data Interchange products in Purchase Connection are expensed as incurred. Such costs amounted to $1,059 (1997), $990 (1996) and $940 (1995).

     Net Income per Share -- Net income per common share is computed using the weighted average number of common stock and common stock equivalents outstanding during the year.

     Reclassifications -- Certain reclassifications have been made to the prior periods consolidated financial statements to conform them to the current period's presentation.

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

 2. RELATED-PARTY TRANSACTIONS

     The Company had related-party transactions resulting from the allocation of expenses (including rent and insurance) from HASC of $218 (1997), $2,427 (1996) and $1,975 (1995), and expenses incurred by the Company (including accounting, payroll and personnel costs) of $1,840 (1997), $2,448 (1996), $2,625 (1995) on behalf of HASC and an affiliate, National Health Foundation. Expenses allocated to the Company from HASC are included in selling, general and administrative expenses in the accompanying statements of income. Occupancy costs are allocated based upon square footage utilized by the respective entities. Accounting, payroll and personnel costs are allocated based upon the identification of tasks performed for the individual companies.

     At March 31, 1997 and 1996, the Company had approximately $3.2 million and $5.2 million respectively, held at a financial institution, of which a member of the Board of Directors of the Company is a partner.

 3. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of:

                                                                         MARCH 31,
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Computer equipment and software............................  $3,857     $2,648
        Office furniture and equipment.............................   2,794      1,395
        Technical equipment........................................   3,213      2,378
        Leasehold improvements.....................................     836        403
        Automobiles................................................      40         29
                                                                     ------     ------
                                                                     10,740      6,853
        Less accumulated depreciation and amortization.............   3,797      3,135
                                                                     ------     ------
                                                                     $6,943     $3,718
                                                                     ======     ======

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

 4. ACQUISITIONS

     During fiscal 1997 and 1996, the Company acquired the businesses of several entities similar to that of the Company through purchases of certain assets and service contract rights and assumption of certain liabilities. In addition, the Company assumed the operating leases on the facilities of some of these entities. Following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Accounts receivable......................................  $ 2,454
        Inventory................................................    3,009     $   409
        Prepaid expenses and other...............................      350
        Equipment and improvements...............................    1,340         235
        Goodwill.................................................    7,092         893
                                                                   -------      ------
                                                                    14,245       1,537
                                                                   -------      ------
        Accounts payable and accrued liabilities.................   (1,693)
        Loan payable.............................................     (229)
        Long-term debt...........................................   (1,366)
                                                                   -------      ------
                                                                    (3,288)          0
                                                                   -------      ------
        Net assets of businesses acquired........................  $10,957     $ 1,537
                                                                   =======      ======

     The purchases of these businesses and intangible assets were made through the cash payments of approximately $8,298 (1997) and $1,387 (1996), the issuance of $2,659 (1997) and $150 (1996) notes payable. In connection with certain acquisitions, the Company issued notes to sellers which are payable over 12 months. Interest on these notes range from 0% to prime plus 1%. The imputed interest on the notes bearing no interest is not material to the financial statements.

 5. INCOME TAXES

     The provision for income taxes includes the following:

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1997       1996      1995
                                                            ------     -------    -----
                                                                  (IN THOUSANDS)
        Current:
          Federal.......................................... $2,539     $ 1,117    $ 717
          State............................................    832         317      229
                                                            ------      ------    -----
                                                             3,371       1,434      946
                                                            ------      ------    -----
        Deferred:
          Federal..........................................   (109)         25     (122)
          State............................................    (48)         24      (59)
                                                            ------      ------    -----
                                                              (157)         49     (181)
                                                            ------      ------    -----
        Total provision for income......................... $3,214     $ 1,483    $ 765
                                                            ======      ======    =====

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

     Deferred income taxes for fiscal 1997 and 1996 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences that create deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows:

                                                                         MARCH 31,
                                                                      ---------------
                                                                      1997      1996
                                                                      -----     -----
                                                                      (IN THOUSANDS)
        Deferred tax assets -- current:
          Compensation related accruals.............................. $ 431     $ 354
          Balance sheet reserves.....................................   579       314
          State income taxes.........................................   212       108
          Deferred compensation......................................              95
          Prepaid expenses...........................................   (79)      (65)
                                                                      -----     -----
        Gross deferred tax asset..................................... 1,143       806
                                                                      -----     -----
        Deferred tax liabilities -- noncurrent:
          Depreciation...............................................  (628)     (448)
                                                                      -----     -----
        Gross deferred tax liabilities...............................  (628)     (448)
                                                                      -----     -----
        Net deferred tax assets...................................... $ 515     $ 358
                                                                      =====     =====

     The differences between federal income tax computed at the statutory rate and the actual tax provisions are shown as follows:

                                                                  YEAR ENDED MARCH 31,
                                                                 ----------------------
                                                                 1997     1996     1995
                                                                 ----     ----     ----
        Provision at statutory rate............................. 34.0%    34.0%    34.0%
        State income tax, net of federal benefit................  5.3      6.6      6.2
        Adjustment for prior year provision.....................                   (4.9)
        Permanent differences...................................  0.7      0.3      0.6
                                                                 ----     ----     ----
        Effective tax rate...................................... 40.0%    40.9%    35.9%
                                                                 ====     ====     ====

 6. NOTES PAYABLE

     Notes payable comprise of amounts due for acquisition of certain companies and notes acquired as a result of acquisitions. The notes bear interest ranging from 0% to prime plus 1% and are all payable within one year from date of issue. The imputed interest on the notes bearing no interest is not material to the financial statements.

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

 7. LONG-TERM DEBT

     Long-term debt at March 31, 1997 and 1996 consists of (in thousands):

                                                                       1997      1996
                                                                      ------     ----
        Noninterest bearing note payable with original terms of $750 due in five annual installments of $150 each starting in
          July 1995. The balance of the note payable is net of
          imputed interest of $65 (effective rate of 6.95%) at March
          31, 1997. The decrease in the fair value of the note
          reduced goodwill of the acquired business.................  $  252     $322
        Note payable bearing interest at 7%, due in two equal
          installments of $500 each at May 1, 1997 and May 1,
          1998......................................................   1,000
        Noninterest bearing note payable, due in five installments
          of $30 commencing July 27, 1997...........................     150
        Capital lease obligations are at ranging from 11.9% to 16.0%
          and are payable over 42 months from the start of the
          lease.....................................................     597
        Other.......................................................               39
                                                                      ------     ----
                                                                       1,999      361
        Less current portion........................................     853       85
                                                                      ------     ----
                                                                      $1,146     $276
                                                                      ======     ====

     Principal, plus imputed interest, paid in 1997 was approximately $318.

     The expected future installments under the long-term debt (including imputed interest), for the years ending March 31, are as follows (in thousands):

                1998................................................  $  853
                1999................................................     837
                2000................................................     302
                2001................................................      42
                2002................................................      30
                                                                      ------
                                                                      $2,064
                                                                      ======

 8. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under noncancelable operating leases. Certain of these leases include renewal provisions at the option of the Company. Rent expense amounted to $1,515 (1997), $1,052 (1996) and $1,000 (1995).

     Aggregate minimum lease commitments under noncancelable operating lease agreements, exclusive of adjustments for taxes and other expenses, for the years ending March 31, are as follows (in thousands):

                1998...............................................  $ 1,571
                1999...............................................    1,105
                2000...............................................      915
                2001...............................................      831
                2002...............................................      747
                Thereafter.........................................    5,043
                                                                     -------
                                                                     $10,212
                                                                     =======

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

     A lease for the Company's new facility, commencing August 1996 and expiring in January 2009 was signed in April 1996. The lease is for a combined 76,000 square foot facility in Chatsworth, California, which houses the corporate offices, operations for Purchase Connection and some operations for the COHR MasterPlan divisions. The other leases contain renewal options, and management expects that, in the normal course of business, such leases will be renewed or replaced by other leases upon expiration.

     In December 1995, the Company signed a $2,000,000 revolving line of credit agreement with a bank bearing an initial variable interest rate indexed at the bank's Reference Rate. The line was increased to $5,000,000, effective November 14, 1996. This line is collateralized by the Company's tangible and intangible assets and expires on June 30, 1997. No amounts have been borrowed against this line of credit during the years ended March 31, 1997 and 1996.

     In the normal course of business, the Company is involved in various litigation. Based upon communication with legal counsel, in the opinion of management, the disposition of all pending litigation will not have a material adverse effect on the Company's financial position, results of its operations or liquidity.

 9. PENSION AND PROFIT SHARING PLANS

     The Company maintains profit sharing and salary deferral plans qualified under Sections 401(a) and 401(k), respectively, of the Internal Revenue Code. As of January 1, 1996, the employees of the Company were transferred from the multi-employer plans to new plans, which are solely for the benefit of the employees of the Company. These plans cover all employees who meet the requirements of the plans. The total expenses charged to operations relating to these plans were $1,004 (1997), $627 (1996) and $414 (1995).

10. SHAREHOLDERS' EQUITY

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

     On February 16, 1996, the Company closed its initial public offering of its common stock. Of the 3,000,000 shares sold at nine dollars per share in the offering, 2,000,000 were sold by the Company, and 1,000,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. (the "Selling Shareholders"). The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. On March 6, 1996, the underwriters purchased 450,000 common shares at nine dollars per share to cover over allotment. The proceeds to the Company from the sale of 2,450,000 shares amounted to $19,950 which was net of underwriters discounts and offering expenses of approximately $2,100.

     On November 27, 1996, the Company completed a secondary offering of its common stock. Of the 1,760,000 shares sold at twenty dollars per share in the offering, 1,500,000 were sold by the Company and 260,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. (The "Selling Shareholders"). The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The remaining 852,000 shares held by the Selling Shareholders at the date of the secondary are not eligible for sale until February 16, 1998 without prior written consent of the Company. On December 18, 1996, the Underwriters purchased 239,000 common shares at twenty dollars per share to cover over-allotment. Certain officers sold a total of 25,000 stock options at the same time. The Company received nine dollars per share. The proceeds to the Company from the sale of 1,764,000 shares amounted to $32,521 which was net of underwriters discounts and offering expenses of approximately $2,700.

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

11. STOCK OPTION PLANS

1995 STOCK OPTION PLAN

     The Board of Directors and shareholders of the Company have adopted and approved the 1995 Stock Option Plan (the "1995 Plan"), pursuant to which, certain officers, directors and other key employees of the Company are eligible to receive non-qualified options to purchase the Company's Common Stock. The 1995 Plan is administered by the Compensation Committee of the Board (the "Committee"). The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 1995 Plan is 600,000. As of March 31, 1997, there were outstanding options to purchase 492,500 shares of Common Stock (net of cancellations and sales by optionees). The weighted average exercise price of the foregoing options is at $12.15 per share, which represents the fair market value on the date of the grant.

     Under the 1995 Plan, key employees are eligible to be granted options under the 1995 Plan if so selected by the Committee in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of Common Stock subject to each option, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the Common Stock as of the date the option is granted. No options granted under the 1995 Plan may be exercised after the expiration of ten years from the date it was granted. Options granted to key employees vest in accordance with the following schedule: (i) 25% upon the date of grant, (ii) 50% upon the first anniversary of the date of grant (iii) 75% upon the second anniversary of the date of the grant, and (iv) 100% upon the third anniversary of the date of the grant.

     Options granted under the 1995 Plan are generally non-transferable. In the event of any merger, consolidation, sale of all or substantially all of the assets of the Company or a liquidation involving the Company, all granted or awarded options will immediately vest in the optionee. At the time of the Secondary offering in November 1996, each option holder was automatically vested in 50% of the nonvested portion of any options previously awarded. The 1995 Plan may be terminated at any time by the Board.

     At March 31, 1997 and 1996, 377,813 and 142,500 options were exercisable under the 1995 Plan.

1996 STOCK OPTION PLAN

     On November 7, 1996 the Board of Directors of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), pursuant to which certain officers, non-employee directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's Common Stock. The 1996 Plan is administered by the Board of Directors; however, either a committee of the Board composed solely of two or more non-employee directors (the "Committee") or the Board of Directors may approve the grant options. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 1996 Plan is 300,000.

     The 1996 Plan is subject to approval by the stockholders on or before November 7, 1997. The Board of Directors will not grant any options under the 1996 Plan unless and until the 1996 Plan is approved by the stockholders.

     Under the 1996 Plan, officers and other managerial employees ("Key Employees") are eligible to be granted options if so selected by the Committee or the Board of Directors in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of Common Stock subject to each option, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the Common Stock as of the date the option is granted. Unless otherwise determined by the Committee options issued to Key Employees vest 25% upon the date of grant and on each of the first, second and third anniversary dates of the grant. Unless otherwise determined by

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

the Committee options issued to non-employee directors vest on the date of issuance. No option granted under the 1996 Plan may be exercised after the expiration of ten years from the date it was granted.

     Options granted under the 1996 Plan would be generally non-transferable. In the event of any merger, consolidation, sale of all or substantially all of the assets of the Company or liquidation involving the Company, all granted options will immediately vest in the optionee. The 1996 Plan may be terminated at any time by the Board.

     Information regarding these option plans for the years ended March 31, 1997 and 1996 is as follows:

                                                              1997
                                                  ----------------------------      1996
                                                              WEIGHTED-AVERAGE     -------
                                                  SHARES       EXERCISE PRICE      SHARES
                                                  -------     ----------------     -------
        Option outstanding, Beginning of year...  465,000             9.00
        Options Granted.........................  125,000            21.43         465,000
        Options Exercised.......................  (90,000)            9.00
        Options Forfeited.......................   (7,500)            9.00
                                                  -------                          -------
        Options outstanding, End of year........  492,500            12.15         465,000
                                                  =======         ========         =======
        Option price range at end of year.......                  $9.00 to         $  9.00
                                                                  $  26.00
        Option price range for exercised
          shares................................                  $   9.00
        Option price range for forfeited
          shares................................                  $   9.00
          Options available for grant at end of
             year...............................   17,500                          135,000
                                                  =======                          =======
        Weighted-average fair value of options,
          granted during the year...............                  $  24.56

     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

     The following table summarizes information about fixed-price stock options outstanding at March 31, 1997:

                                                      OPTIONS OUTSTANDING
                                              ------------------------------------    OPTIONS EXERCISABLE
                                                             WEIGHTED                ----------------------
                                                              AVERAGE                              WEIGHTED
                                                NUMBER       REMAINING    WEIGHTED     NUMBER      AVERAGE
                                              OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
          RANGE OF EXERCISE PRICES            AT 3/31/97       LIFE        PRICE     AT 3/31/97     PRICE
--------------------------------------------  -----------   -----------   --------   -----------   --------
9.00........................................    367,500         9 years      9.00      284,375        9.00
9.00 to 26.00...............................    125,000        10 years     21.43       69,688       21.43

     The fair value at date of grant for stock options granted during the years ended March 31, 1997 and 1996 was $12.54 and $18.23 respectively.

                                                                        MARCH 31,
                                                                    -----------------
                                                                     1997       1996
                                                                    ------     ------
        Expected life years.......................................      10         10
        Interest rate.............................................    6.85%      6.25%
        Volatility................................................   25.50%     26.00%

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

     Stock-based compensation costs reduced pre-tax income by $248 ($149 after tax or $0.03 per share) and $429 ($258 after tax or $0.11 per share) in years ended March 31, 1997 and 1996, respectively.

12. SUBSEQUENT EVENTS

     Subsequent to March 31, 1997, the Company acquired the businesses of two companies similar to that of COHR Inc. The acquisitions included the purchase of certain assets including inventory, equipment, and other assets, for a combined purchase price of $1,207, of which $930 was paid in cash, with a short term note issued for the remainder.

13. BUSINESS SEGMENTS

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan provides equipment maintenance and repairs to hospitals and other health care providers. The Purchase Connection is a group purchasing organization that negotiates pricing for its membership with manufacturers. General corporate expenses are classified as "Corporate and Other." Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments in fiscal 1997, 1996 and 1995 is as follows:

                                              EQUIPMENT     PURCHASING     CORPORATE
                                               SERVICE       SERVICE       AND OTHER      TOTAL
                                              ---------     ----------     ---------     -------
                                                            (DOLLARS IN THOUSANDS)
1997
Revenues....................................   $68,284       $ 22,240       $     0      $90,524
Operating income (expense)..................     4,780          8,896        (6,437)       7,239
Identifiable assets.........................    45,123          5,305        33,756       84,184
Depreciation and amortization...............       679            252           126        1,057
Capital expenditures........................     1,698            214           645        2,557

1996
Revenues....................................   $48,160       $ 18,094       $     0      $66,254
Operating income (expense)..................     2,409          6,941        (5,850)       3,500
Identifiable assets.........................    19,523          3,771        21,178       44,472
Depreciation and amortization...............       558            214            66          838
Capital expenditures........................     1,182            193            52        1,427

1995
Revenues....................................   $28,042       $ 15,618       $     0      $43,660
Operating income (expense)..................     1,498          5,559        (5,019)       2,038
Identifiable assets.........................    11,975          3,683         5,955       21,613
Depreciation and amortization...............       315            215           161          691
Capital expenditures........................       200            135           130          465

                           COHR INC. AND SUBSIDIARIES

           FOR EACH OF THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

14. QUARTERLY INFORMATION 1997 AND 1996 (UNAUDITED)

                                                 QUARTER ENDED FISCAL YEAR 1997
                                    ---------------------------------------------------------
                                    JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                      1996           1996              1996           1997
                                    --------     -------------     ------------     ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net revenues..................  $20,465         $21,205          $ 23,451        $25,403
    Gross margin..................    5,745           5,933             6,499          6,828
    Operating income..............    1,328           1,725             1,967          2,219
    Net income....................  $   931         $ 1,064          $  1,297        $ 1,527
                                    =======         =======           =======        =======
    Net income per share..........  $  0.20         $  0.22          $   0.23        $  0.23
                                    =======         =======           =======        =======
    Weighted average number of
      common stock outstanding....    4,735           4,832             5,545          6,709

                                                 QUARTER ENDED FISCAL YEAR 1996
                                    ---------------------------------------------------------
                                    JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,
                                      1995           1995              1995           1996
                                    --------     -------------     ------------     ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net revenues..................  $15,369         $15,465          $ 16,667        $18,753
    Gross margin..................    4,294           4,229             4,481          5,055
    Operating income..............      734             838               815          1,113
    Net income....................  $   457         $   514          $    478        $   693
                                    =======         =======           =======        =======
    Net income per share..........  $  0.22         $  0.24          $   0.23        $  0.20
                                    =======         =======           =======        =======
    Weighted average number of
      common stock outstanding....    2,112           2,112             2,112          3,270

                                                                      SCHEDULE V

                                   COHR INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                    BEGINNING      COSTS AND        OTHER                             END
           DESCRIPTION              OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS(1)     OF PERIOD
----------------------------------  ----------     ----------     ----------     -------------     ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended March 31, 1995.........    $ (742)        $ (155)         $  0            $ 124          $   (773)
Year Ended March 31, 1996.........    $ (773)        $ (205)         $  0            $ 143          $   (835)
Year Ended March 31, 1997.........    $ (835)        $ (600)         $(68)           $  13          $ (1,490)

---------------

(1) Represents accounts receivable written off against the allowance for doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is thereunto duly authorized.

Dated: June 30, 1997
                                          By: /s/  PAUL CHOPRA

                                            ------------------------------------
                                            Chairman of the Board of Directors
                                              and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                     NAME                                    TITLE                    DATE
-----------------------------------------------  ------------------------------  --------------
                      /s/  PAUL CHOPRA           Chairman of the Board of         June 30, 1997
-----------------------------------------------  Directors, Chief Executive
                  Paul Chopra                    Officer and Director
                                                 (Principal Executive Officer)

                  /s/  UMESH MALHOTRA            Chief Financial Officer          June 30, 1997
-----------------------------------------------  (Principal Accounting and
                Umesh Malhotra                   Financial Officer)

                /s/  LYNN P. REITNOUER           Director                         June 30, 1997
-----------------------------------------------
               Lynn P. Reitnouer

                /s/  STEPHEN W. GAMBLE           Director                         June 30, 1997
-----------------------------------------------
               Stephen W. Gamble

               /s/  RONNIE J. MESSENGER          Director                         June 30, 1997
-----------------------------------------------
              Ronnie J. Messenger

                /s/  FREDERICK C. MEYER          Director                         June 30, 1997
-----------------------------------------------
              Frederick C. Meyer

                  /s/  JAMES D. BARBER           Director                         June 30, 1997
-----------------------------------------------
                James D. Barber

                                   COHR, INC.

                               INDEX TO EXHIBITS

ITEM 14(A)3

     (a) EXHIBITS

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------      -----------------------------------------------------------------   ------------
     1.1*        Form of Underwriting Agreement...................................
     3.1*        Certificate of Incorporation of Registrant.......................
     3.2*        By-laws of Registrant............................................
     4.1*        Form of Warrant to be issued to the Representatives of the
                 Underwriters.....................................................
     4.2*        Form of Registration Rights Agreement between Registrant,
                 Healthcare Association of Southern California ("HASC") and
                 Hospital Council Coordinated Programs, Inc.......................
     4.3*        Specimen Stock Certificate.......................................
    10.1*        Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors.....................
    10.2*        Employment Agreement between Registrant and Paul Chopra,
                 effective January 1, 1996........................................
    10.3*        Executive Long-Term Incentive Plan of Registrant.................
    10.4*        Form of 1995 Stock Option Plan of Registrant and Form of
                 Nonstatutory Option Grant Under the Plan.........................
    10.5***      Revolving Credit Agreement between Registrant and 1st Business
                 Bank, dated June 11, 1996, together with Promissory Note, General
                 Security Agreement and Continuing Guarantee......................
    10.8*        Consulting Agreement between Registrant and Stephen W. Gamble dba
                 Gamble's Victory Marine, dated August 1, 1994....................
    10.9*        Administrative Services Agreement between Registrant and
                 Healthcare Association of Southern California, dated January 1,
                 1996.............................................................
    10.10**      Office Lease between TCEP II properties and Registrant dated May
                 8, 1996..........................................................
    10.11****    Amendment dated November 14, 1996 to Revolving Credit Agreement between Registrant and 1st Business Bank dated June 11, 1996, and
                 Promissory Note dated November 20, 1996..........................
    11           Computation of Per Share Earnings................................
    21.1***      Subsidiaries of Registrant.......................................
    27           Financial Data Schedule..........................................

---------------

   * Previously filed as exhibits to Registrant's Registration Statement on Form S-1, Registration No. 33-80635.

  ** Previously filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, Commission File No. 0-27506.

 *** Previously filed as exhibit to Registrant's Registration Statement on Form
     S-1, Registration No. 333-14979.

**** Previously filed as exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, Commission File No. 0-27506

     (b) FINANCIAL SCHEDULE

Schedule V -- Valuation and Qualifying Accounts.