Form 10-Q
period 1997-06-30
COHR INC
filed 1997-08-14
CIK 1005123

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   ---------

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27506

                                   COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ---------


                    DELAWARE                                 95-4559155
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION)

                 21540 PLUMMER STREET                          91311
                CHATSWORTH, CALIFORNIA                       (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647

                                   ---------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- ---

         As of August 7, 1997, there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01.

================================================================================

                           COHR INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                           Page Number
                                                                           -----------
PART I        FINANCIAL INFORMATION
Item 1        Financial Statements:
              Consolidated Balance Sheets as of June 30, 1997 and
              March 31, 1997 Consolidated Statements of Income for
              the three months ended June 30, 1997, and June 30,
              1996 Consolidated Statements of Cash Flows for the
              three months ended June 30, 1997, and June 30, 1996
              Notes to Financial Statements

Item 2        Management's Discussion and Analysis of Financial
              Condition and results of Operations
              General
              Results of Operations

PART II       OTHER INFORMATION
Item 1        Legal Proceedings
Item 4        Submission of matters to a vote of Security-Holders
Item 6        Exhibits and Reports on Form 8-K

                                     PART I
                           COHR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ITEM 1.     FINANCIAL STATEMENTS

                                     ASSETS
                                                                                     JUNE 30, 1997          MARCH 31, 1997
                                                                                     -------------          --------------
                                                                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                             $21,125                $22,948
  Investments                                                                             2,000                  6,000
  Accounts receivable - Trade, net of allowance for doubtful accounts of
     $1,565 (June 30, 1997) and $1,490 (March 31, 1997)                                  29,925                 25,439
     Other                                                                                2,026                  2,325
  Inventory                                                                               8,974                  8,535
  Prepaid expenses and other                                                                903                  1,263
  Deferred income tax asset                                                               1,143                  1,143
                                                                                        -------                -------
          Total current assets                                                           66,096                 67,653

EQUIPMENT AND IMPROVEMENTS, Net                                                           7,547                  6,943

INTANGIBLE ASSETS, Net of accumulated amortization of $839
    (June 30, 1997) and $665 (March 31, 1997)                                             9,714                  9,237

OTHER ASSETS                                                                                242                    351
                                                                                        -------                -------
TOTAL                                                                                   $83,599                $84,184
                                                                                        =======                =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                             $60                 $1,342
  Accounts payable - trade and other                                                      3,309                  4,040
  Accrued expenses                                                                        2,972                  2,618
  Deferred revenue                                                                        5,766                  6,394
  Income tax payable                                                                        844                    162
  Current portion of long-term debt                                                         966                    853
                                                                                        -------                -------
          Total current liabilities                                                      13,917                 15,409

LONG-TERM DEBT                                                                              469                  1,146

DEFERRED INCOME TAX LIABILITY                                                               628                    628

SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares authorized;
    no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
    6,391,000 (1997) and 4,562,000 (1996) shares issued and outstanding                     887                    887
  Additional paid in capital                                                             55,153                 55,153
  Retained earnings                                                                      12,545                 10,961
                                                                                        -------                -------
          Total shareholders' equity                                                     68,585                 67,001
                                                                                        -------                -------
TOTAL                                                                                   $83,599                $84,184
                                                                                        =======                =======

                           COHR INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                            JUNE 30
                                                      --------------------
                                                       1997         1996
                                                      -------      -------
Revenues                                              $26,411      $20,465
Direct operating expenses                              19,162       14,720
                                                      -------      -------
Gross margin                                            7,249        5,745

Selling, general and administrative expenses            4,872        4,417
                                                      -------      -------
Operating income                                        2,377        1,328

Interest income                                           310          232
Interest expense                                          (14)          (9)
                                                      -------      -------

Income before income taxes                              2,673        1,551

Provision for income taxes                              1,089          620
                                                      -------      -------

Net Income                                             $1,584         $931
                                                      =======      =======

Net Income Per Common Share                             $0.24        $0.20
                                                      -------      -------

Weighted Average Number of Common Stock and
  Common Stock Equivalents Outstanding                  6,716        4,735
                                                      =======      =======

                           COHR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        -----------------------
                                                                         1997            1996
                                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $1,584            $931
                                                                        -------         -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         429             251
      Provision for losses on accounts receivable                            75              62
      Changes in assets and liabilities:
         (Increase) decrease in:
            Receivables                                                  (4,561)         (1,055)
            Inventory                                                       (30)           (448)
            Other current assets                                            659            (751)
            Other assets                                                    109            (154)
         Increase (decrease) in:
            Notes Payable                                                (1,282)
            Accounts payable - trade                                       (731)           (548)
            Accrued expenses                                              1,149          (1,095)
            Deferred revenue                                               (628)           (831)
                                                                        -------         -------
          Total Adjustments                                              (4,811)         (4,569)
                                                                        -------         -------
          Net cash provided by (used in) operating activities            (3,227)         (3,638)
                                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (723)           (245)
  Payment for acquisition of certain assets                              (1,147)         (2,889)
  Sale of investments                                                     4,000
                                                                        -------         -------
          Net cash provided by (used in) investing activities             2,130          (3,134)
                                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                              1,050
  Payments and maturities on long-term debt                                (726)           (411)
                                                                        -------         -------
          Net cash provided by (used in) financing activities              (726)            639
                                                                        -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,823)         (6,133)
CASH AND CASH EQUIVALENTS, beginning of period                           22,948          19,314
                                                                        -------         -------
CASH AND CASH EQUIVALENTS, end of period                                $21,125         $13,181
                                                                        =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                                         $407              $0
                                                                        =======         =======

      Interest                                                              $70              $9
                                                                        =======         =======

DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE
    ARE AS FOLLOWS:
    Current assets                                                         $409            $853
    Equipment                                                               138           1,520
    Goodwill and other intangibles                                          660           2,465
                                                                        -------         -------
                                                                          1,207           4,838
                                                                        -------         -------
    Note issued                                                              60
    Liabilities assumed                                                       0           1,949
                                                                        -------         -------
        Net cash paid for acquisitions                                   $1,147          $2,889
                                                                        =======         =======

                           COHR INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Three Months Ended June 30, 1997
                                   (Unaudited)


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

         The consolidated financial statements for the three months ended June 30, 1996 and June 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K, for the year ended March 31, 1997.

         Consolidation of Subsidiaries - The Company's financial statements include the activity of all of its wholly-owned subsidiaries over which the Company has direct or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

         Net Income Per Common Share - Net income per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits.

2.       SUBSEQUENT EVENTS

         Subsequent to June 30, 1997, the Company acquired the business of a company in a business line similar to that of COHR Inc. The acquisition included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $243,000, of which $180,000 was paid in cash, with a short term note issued for the remainder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 32 regional service and sales sites to support its equipment services operations and eight regional sales and customer service sites to support its group purchasing activities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

         Revenues -- The Company's revenues for the three months ended June 30, 1997 totaled $26.4 million, an increase of $5.9 million or 28.8% over revenues of $20.5 million for the three months ended June 30, 1996. Of the $5.9 million increase in revenues, $5.5 million resulted from growth in COHR MasterPlan. The $5.5 million was primarily from increases in revenues from sites acquired or opened in previous periods. The Company acquired one new service and sales site in the three months ended June 30, 1997.

         Direct Operating Expenses -- The Company's direct expenses for the three months ended June 30, 1997 totaled $19.2 million which represented an increase of $4.5 million or 30.6% over the three months ended June 30, 1996 total of $14.7 million. Direct operating expenses as a percentage of revenues for the three months ended June 30, 1997 increased to 72.7% from 71.7% for the three months ended June 30, 1996.

         Gross Margin. The Company's gross margin for the three months ended June 30, 1997 totaled $7.2 million, an increase of $1.5 million or 26.3% over the three months ended June 30, 1996 total of $5.7 million. Gross margin as a percentage of revenues decreased to 27.3% for the three months ended June 30, 1997 from 27.8% for the three months ended June 30, 1996.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended June 30, 1997 totaled $4.9 million, an increase of $.5 million or 11.4% over the three months ended June 30, 1996 total of $4.4 million. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended June 30, 1997 to 18.6% from 21.5% during the three months ended June 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

         Operating Income. The Company's operating income for the three months ended June 30, 1997 totaled $2.4 million, an increase of $1.1 million or 84.6% over the three months ended June 30 ,1996 total of $1.3 million. Operating income as a percentage of revenues for the three months ended June 30, 1997 increased to 9.1% as compared to 6.3% for the three months ended June 30, 1996.

         Provision for Income Taxes. The Company's provision for income taxes for the three months ended June 30, 1997 totaled $1.1 million, an increase of $.5 million or 83.3% over the three months ended June 30, 1996 total of $.6 million due to the increase in pre-tax income for the period. The

Company's effective tax rate for the three months ended June 30, 1997 and June 30, 1996 was 40.8% and 40.0% respectively.

         Net Income. The Company's net income for the three months ended June 30, 1997 totaled $1.6 million, an increase of $.7 million or 77.8% over the three months ended June 30, 1996 total of $.9 million. As a percentage of revenues, net income increased to 6.1% in the three months ended June 30, 1997 from 4.4% in the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $52.2 million as of June 30, 1997 and March 31, 1997. The Company had cash and cash equivalents of $21.1 million and $22.9 million for the same respective periods.

         Net cash used in operating activities was $3.2 million and $3.6 million for three months ended June 30, 1997 and 1996, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, accounts payable and current income tax liabilities.

         Net cash provided by (used in) investing activities was $2.1 million and $(3.1) million for the three months ended June 30, 1997 and 1996 respectively. The source of cash in the three months ended June 30, 1997 was the maturity of short-term investments. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $.7 million and $.2 million respectively.

         Cash flows (used in) provided by financing activities were principally for acquiring new debt and payments on existing debt.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual meeting of stockholders of the Company was held on July 24, 1997. At the meeting, James D. Barber, Michael I. Matsuura and Frederick C. Meyer were nominated for election as directors of the Company, each to hold office until the 2000 annual meeting of stockholders, and there were no other nominations. There were present at the meeting, in person or by proxy, holders of 5,226,759 shares of the Company, 81.3% of the total shares outstanding.

The votes cast for election of directors was as follows:

                  Nominee                     Votes For         Votes Withheld
                  -------                     ---------         --------------
                  James D. Barber             5,205,864         20,895
                  Michael I. Matsuura         5,205,564         21,195
                  Frederick C. Meyer          5,205,864         20,895

Following the meeting Stephen W. Gamble, Ronnie J. Messenger and Louis A. Simpson continued to serve as directors with the terms expiring at the 1998 annual meeting and Paul Chopra and Lynn Reitnouer continued to serve as directors with the terms expiring at the 1999 annual meeting.

At the annual general meeting, the Stockholders approved the 1996 Stock Option Plan, which is designed to provide an incentive for key employees and nonemployee directors and to enable the Company to attract and retain the services of key employees and nonemployee directors. 300,000 shares of the Company's common stock may be issued upon exercise of stock options granted under the 1996 Stock Option Plan.

The votes cast for adoption of the 1996 Stock Option Plan was as follows:

                  Votes For           Votes Against          Abstain
                  ---------           -------------          -------
                  5,183,402           19,606                 23,751

The votes cast for ratifications of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending March 31, 1998 was as follows:

                  Votes For           Votes Against          Abstain
                  ---------           -------------          -------
                  5,219,563           4,446                  2,750

There was no other action taken at the meeting.

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


                              COHR INC.
                              -------------------------------------
                                          (Registrant)


Date: August 14, 1997         /s/ PAUL CHOPRA
                              -------------------------------------
                              Paul Chopra
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


Date: August 14, 1997         /s/ UMESH MALHOTRA
                              -------------------------------------
                              Umesh Malhotra
                              Chief Financial Officer
                              (Principal Financial Officer)

                                   COHR INC.

                               INDEX TO EXHIBITS

ITEM__(a)3

(a) EXHIBITS

                                                                                              Sequentially
Exhibit                                                                                         Numbered
Number                                  Description                                               Page
-------                                 -----------                                           ------------
 3.1*          Certificate of Incorporation of Registrant ..................................

 3.2*          By-laws of Registrant .......................................................

 4.1*          Form of Warrant to Purchase Common Stock ....................................

 4.2*          Form of Registration Rights Agreement between Registrant, Healthcare
               Association of Southern California ("HASC") and Hospital Council
               Coordinated Programs, Inc. ..................................................

 4.3*          Specimen Stock Certificate ..................................................

10.1*          Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors ........................................

10.2*          Employment Agreement between Registrant and Paul Chopra, effective
               January 1, 1996 .............................................................

10.3*          Executive Long-Term Incentive Plan of Registrant ............................

10.4*          1995 Stock Option Plan of Registrant and Form of Nonstatutory
               Option Grant Under the Plan .................................................

10.5***        Revolving Credit Agreement between Registrant and 1st Business Bank, dated June 11, 1996, together with Promissory Note ..........................

10.6****       Amendment dated November 14, 1996 to Revolving Credit Agreement between Registrant and 1st Business Bank dated June 11, 1996, and
               Promissory Note dated November 20, 1996 .....................................

10.7*          Administrative Services Agreement between Registrant and Healthcare
               Association of Southern California, dated January 1, 1996 ...................

10.8**         Office Lease between TCEP II properties and Registrant dated May 8, 1996 ....

10.9           1996 Stock Option Plan of Registrant, as amended and restated on
               June 17, 1997 ...............................................................

11             Computation of Per Share Earnings ...........................................

27             Financial Date Schedule .....................................................

----------
   * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

  ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

 *** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended September 30, 1996 on Form 10-Q.

**** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended December 31, 1996 on Form 10-Q.