Form 10-Q
period 1997-09-30
COHR INC
filed 1997-11-14
CIK 1005123

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------------

                             Commission File No. 0-27506

                                      COHR INC.
               (Exact Name of Registrant as Specified in its Charter)

                            -----------------------------

                   DELAWARE                                     95-4559155
          (STATE OR JURISDICTION OF                          (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)

             21540 PLUMMER STREET                                  91311
            CHATSWORTH, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 6, 1997, there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01.

================================================================================

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         NO.
                                                                                         ----
PART I      FINANCIAL INFORMATION
  Item 1.   Financial Statements.......................................................    2
            Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997....    2
            Consolidated Statements of Income for the three months ended September 30,
            1997
            and September 30, 1996 and the six months ended September 30, 1997 and
            September 30, 1996.........................................................    3
            Consolidated Statements of Cash Flows for the six months ended September
            30, 1997,
            and September 30, 1996.....................................................    4
            Notes to Financial Statements..............................................    5

  Item 2.   Management's Discussion and Analysis of Financial Condition and results of
            Operations.................................................................    6
            General....................................................................    6
            Results of Operations......................................................    6

PART II     OTHER INFORMATION
  Item 5.   Other Information..........................................................    9

  Item 6.   Exhibits and Reports on Form 8-K...........................................    9

                                     PART I
                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                       SEPTEMBER 30,     MARCH 31,
                                                                           1997            1997
                                                                       -------------     ---------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents..........................................     $18,451         $22,948
  Investments........................................................       2,000           6,000
  Accounts receivable -- Trade, net of allowance for doubtful accounts of $1,825 (September 30, 1997) and $1,490 (March 31,
     1997)...........................................................      31,785          25,439
     Other...........................................................       1,136           2,325
  Inventory..........................................................       9,523           8,535
  Prepaid expenses and other.........................................       1,869           1,263
  Deferred income tax asset..........................................       1,157           1,143
                                                                          -------         -------
          Total current assets.......................................      65,921          67,653
EQUIPMENT AND IMPROVEMENTS, Net......................................       7,769           6,943
INTANGIBLE ASSETS, Net of accumulated amortization of $1,108
  (September 30, 1997) and $665 (March 31, 1997).....................       9,713           9,237
OTHER ASSETS.........................................................         221             351
                                                                          -------         -------
TOTAL................................................................     $83,624         $84,184
                                                                          =======         =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable......................................................     $   252         $ 1,342
  Accounts payable -- trade and other................................       2,962           4,040
  Accrued expenses...................................................       1,953           2,618
  Deferred revenue...................................................       6,670           6,394
  Income tax payable.................................................           0             162
  Current portion of long-term debt..................................         850             853
                                                                          -------         -------
          Total current liabilities..................................      12,687          15,409
LONG-TERM DEBT.......................................................         369           1,146
DEFERRED INCOME TAX LIABILITY........................................         740             628
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
     6,433,000 (September 30, 1997) and 6,391,000 (March 31, 1997)
     shares issued and outstanding...................................         887             887
  Additional paid in capital.........................................      55,153          55,153
  Retained earnings..................................................      13,788          10,961
                                                                          -------         -------
          Total shareholders' equity.................................      69,828          67,001
                                                                          -------         -------
TOTAL................................................................     $83,624         $84,184
                                                                          =======         =======

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Revenues............................................  $25,591     $21,205     $52,002     $41,670
Direct operating expenses...........................   18,634      15,272      37,796      29,992
                                                      -------     -------     -------     -------
Gross margin........................................    6,957       5,933      14,206      11,678
Selling, general and administrative expenses........    5,112       4,208       9,984       8,625
                                                      -------     -------     -------     -------
Operating income....................................    1,845       1,725       4,222       3,053
Interest income.....................................      264          83         574         315
Interest expense....................................      (23)          0         (37)         (9)
                                                      -------     -------     -------     -------
Income before income taxes..........................    2,086       1,808       4,759       3,359
Provision for income taxes..........................      818         744       1,932       1,364
                                                      -------     -------     -------     -------
Net Income..........................................  $ 1,268     $ 1,064     $ 2,827     $ 1,995
                                                      =======     =======     =======     =======
Net Income Per Share................................  $  0.19     $  0.22     $  0.43     $  0.41
                                                      =======     =======     =======     =======
Weighted Average Number of Common Stock and Common
  Stock Equivalents Outstanding.....................    6,642       4,832       6,650       4,832
                                                      =======     =======     =======     =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.............................................................  $ 2,827     $ 1,995
                                                                           -------     -------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.......................................      980         462
     Provision for losses on accounts receivable.........................      485         140
     Changes in assets and liabilities:
       (Increase) decrease in:
          Receivables....................................................   (6,831)     (4,475)
          Inventory......................................................     (509)     (1,199)
          Other current assets...........................................      569         108
          Other assets...................................................      130        (132)
       Increase (decrease) in:
          Accounts payable -- trade......................................   (1,078)         83
          Accrued expenses...............................................     (715)     (1,895)
          Deferred revenue...............................................      276      (1,343)
                                                                           -------     -------
               Total Adjustments.........................................   (6,693)     (8,251)
                                                                           -------     -------
               Net cash used in operating activities.....................   (3,866)     (6,256)
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................   (1,215)     (1,291)
  Payment for acquisition of certain assets..............................   (1,327)     (3,886)
  Sale of investments....................................................    4,000
                                                                           -------     -------
               Net cash provided by (used in) investing activities.......    1,458      (5,177)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt.............................................                1,498
  Payments and maturities on long-term debt..............................   (2,089)        (61)
  Exercise of stock options..............................................        0         180
                                                                           -------     -------
               Net cash provided by (used in) financing activities.......   (2,089)      1,617
                                                                           -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS................................   (4,497)     (9,816)
CASH AND CASH EQUIVALENTS, beginning of period...........................   22,948      19,314
                                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period.................................  $18,451     $ 9,498
                                                                           =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash paid during the period for:
     Income taxes........................................................  $ 2,775     $ 1,010
                                                                           =======     =======
     Interest............................................................  $    37     $     9
                                                                           =======     =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
  Current assets.........................................................  $   479     $ 1,988
  Equipment..............................................................      138         905
  Goodwill and other intangibles.........................................      929       3,410
                                                                           -------     -------
                                                                             1,546       6,303
                                                                           -------     -------
  Note issued............................................................      215
  Liabilities assumed....................................................        0       2,417
                                                                           -------     -------
               Net cash paid for acquisitions............................  $ 1,327     $ 3,886
                                                                           =======     =======

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     The consolidated financial statements for the six months ended September 30, 1996 and September 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K, for the year ended March 31, 1997.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly-owned subsidiaries over which the Company has direct or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

     Net Income Per Common Share -- Net income per common share is computed based on the weighted average number of shares outstanding. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, "Earning Per Share", which specifies the computation, presentation and disclosure requirements for Earnings per Share (EPS). The accounting and disclosure requirements of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997, earlier adoption is not permitted. The calculation of basic EPS for the period ended September 30, 1997, under SFAS No. 128 would not be materially different from those reported.

2. SUBSEQUENT EVENTS

     Subsequent to September 30, 1997, the Company acquired the business of a company similar to that of COHR Inc. The acquisition included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $385,000, of which $250,000 was paid in cash, with a short term note issued for the remainder.

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

GENERAL

     The Company is a leading national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers. The Company operates 34 regional service and sales sites to support its equipment services operations and nine regional sales and customer service sites to support its group purchasing activities.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED SEPTEMBER 30, 1997 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. The Company's revenues for the six months ended September 30, 1997 totaled $52.0 million, an increase of $10.3 million or 24.8% over revenues of $41.7 million for the six months ended September 30, 1996. Of the $10.3 million increase in revenues, $9.7 million resulted from growth in COHR MasterPlan. The $9.7 million increase resulted primarily from growth generated internally. The Company acquired two new service and sales sites in the six months ended September 30, 1997.

     Direct Operating Expenses. The Company's direct expenses for the six months ended September 30, 1997 totaled $37.8 million which represented an increase of $7.8 million or 26.0% over the six months ended September 30, 1996 total of $30.0 million. Direct operating expenses as a percentage of revenues for the six months ended September 30, 1997 increased to 72.7% from 72.0% for the six months ended September 30, 1996. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection.

     Gross Margin. The Company's gross margin for the six months ended September 30, 1997 totaled $14.2 million, an increase of $2.5 million or 21.6% over the six months ended September 30, 1996 total of $11.7 million. Gross margin as a percentage of revenues decreased to 27.3% for the six months ended September 30, 1997 from 28.0% for the six months ended September 30, 1996.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the six months ended September 30, 1997 totaled $10.0 million, an increase of $1.4 million or 15.8% over the six months ended September 30, 1996 total of $8.6 million. As a percentage of revenues, selling, general and administrative expenses decreased during the six months ended September 30, 1997 to 19.2% from 20.7% during the six months ended September 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth in revenues without a corresponding increase in administrative costs, as well as other cost savings achieved through economies of scale.

     Operating Income. The Company's operating income for the six months ended September 30, 1997 totaled $4.2 million, an increase of $1.1 million or 38.3% over the six months ended September 30, 1996 total of $3.1 million. Operating income as a percentage of revenues for the six months ended September 30, 1997 increased to 8.1% as compared to 7.3% for the six months ended September 30, 1996.

     Provision for Income Taxes. The Company's provision for income taxes for the six months ended September 30, 1997 totaled $1.9 million, an increase of $0.5 million or 41.6% over the six months ended September 30, 1996 total of $1.4 million, due to the increase in pre-tax income for the period. The Company's effective tax rate for both periods was 40.6%.

     Net Income. The Company's net income for the six months ended September 30, 1997 totaled $2.8 million, an increase of $0.8 million or 41.7% over the six months ended September 30, 1996 total of $2.0 million. As a percentage of revenues, net income increased to 5.4% in the six months ended September 30, 1997 from 4.8% in the six months ended September 30, 1996.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. The Company's revenues for the three months ended September 30, 1997 totaled $25.6 million, an increase of $4.4 million or 20.7% over revenues of $21.2 million for the three months ended September 30, 1996. Of the $4.4 million increase in revenues, $4.2 million resulted from growth in COHR MasterPlan. The $4.2 million increase resulted primarily from increases in revenues from growth generated internally. The Company acquired one new service and sales site in the three months to September 30, 1997.

     Direct Operating Expenses. The Company's direct expenses for the three months ended September 30, 1997 totaled $18.6 million which represented an increase of $3.3 million or 22.0% over the three months ended September 30, 1996 total of $15.3 million. Direct operating expenses as a percentage of revenues for the three months ended September 30, 1997 increased to 72.8% from 72.0% for the three months ended September 30, 1996. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection.

     Gross Margin. The Company's gross margin for the three months ended September 30, 1997 totaled $7.0 million, an increase of $1.1 million or 17.3% over the three months ended September 30, 1996 total of $5.9 million. Gross margin as a percentage of revenues decreased to 27.2% for the three months ended September 30, 1997 from 28.0% for the three months ended September 30, 1996.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended September 30, 1997 totaled $5.1 million, an increase of $0.9 million or 21.3% over the three months ended September 30, 1996 total of $4.2 million. As a percentage of revenues, selling, general and administrative expenses increased slightly during the three months ended September 30, 1997 to 19.9% from 19.8% during the three months ended September 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The increase in selling, general and administrative expenses as a percentage of revenues reflected additional reserves for bad debts in the amount of $335,000 as a result of a customer in litigation.

     Operating Income. The Company's operating income for the three months ended September 30, 1997 totaled $1.8 million, an increase of $100,000 or 7.0% over the three months ended September 30, 1996 total of $1.7 million. Operating income as a percentage of revenues for the three months ended September 30, 1997 decreased to 7.2% as compared to 8.1% for the three months ended September 30, 1996.

     Provision for Income Taxes. The Company's provision for income taxes for the three months ended September 30, 1997 totaled $818,000, an increase of $74,000 or 9.9% over the three months ended September 30, 1996 total of $744,000, due to the increase in pre-tax income for the period. The Company's effective tax rate for the three months ended September 30, 1997 was 39.2% as compared to 41.2% for the three months ended September 30, 1996.

     Net Income. The Company's net income for the three months ended September 30, 1997 totaled $1.3 million, an increase of $0.2 million or 19.2% over the three months ended September 30, 1996 total of $1.1 million. As a percentage of revenues, net income was 5.0% for both periods.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $53.2 million and $52.2 million as of September 30, 1997 and March 31, 1997 respectively. The Company had cash and cash equivalents of $18.5 million and $22.9 million for the same respective periods.

     Net cash used in operating activities was $3.9 million and $6.3 million for the six months ended September 30, 1997 and 1996, respectively. The fluctuations in cash used in operations is due to changes in accounts receivable, inventories, prepaid expenses, notes payable, accounts payable and accrued expenses.

     Net cash provided by (used in) investing activities was $1.5 million and $(5.2) million for the six months ended September 30, 1997 and 1996 respectively. The source of cash in the six months ended September 30, 1997 was the maturity of short-term investments. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $1.2 million and $1.3 million respectively.

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

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On November 7, 1997, the Company's Board of Directors named Stephen W. Gamble as the Interim Chief Executive Officer replacing Paul Chopra. Additionally, the Board elected Lynn P. Reitnouer as Chairman of the Board. Paul Chopra served as COHR's Chief Executive Officer since 1993 and has an Employment Agreement with the Company. Terms of the severance are being discussed.

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

     (a)  EXHIBITS INCLUDED OR INCORPORATED HEREIN.
          See Index to Exhibits

     (b)  REPORTS ON FORM 8-K.
          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          (Registrant)

Date: November 13, 1997                   /s/ STEPHEN W. GAMBLE
                                          --------------------------------------
                                          Stephen W. Gamble
                                          Interim Chief Executive Officer and
                                          President
                                          (Principal Executive Officer)

Date: November 13, 1997                   /s/ UMESH MALHOTRA
                                          --------------------------------------
                                          Umesh Malhotra
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    ------       ------------------------------------------------------------------  ------------
      3.1*       Certificate of Incorporation of Registrant........................
      3.2*       By-laws of Registrant.............................................
      4.1*       Form of Warrant to Purchase Common Stock..........................
      4.2*       Form of Registration Rights Agreement between Registrant,
                 Healthcare Association of Southern California ("HASC") and
                 Hospital Council Coordinated Programs, Inc........................
      4.3*       Specimen Stock Certificate........................................
     10.1*       Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors......................
     10.2*       Employment Agreement between Registrant and Paul Chopra, effective
                 January 1, 1996...................................................
     10.3*       Executive Long-Term Incentive Plan of Registrant..................
     10.4*       1995 Stock Option Plan of Registrant and Form of Nonstatutory
                 Option Grant Under the Plan.......................................
     10.5***     Revolving Credit Agreement between Registrant and 1st Business
                 Bank, dated June 11, 1996, together with Promissory Note..........
     10.6****    Amendment dated November 14, 1996 to Revolving Credit Agreement between Registrant and 1st Business Bank dated June 11, 1996, and
                 Promissory Note dated November 20, 1996...........................
     10.7*       Administrative Services Agreement between Registrant and
                 Healthcare Association of Southern California, dated January 1,
                 1996..............................................................
     10.8**      Office Lease between TCEP II properties and Registrant dated May
                 8, 1996...........................................................
     10.9*****   1996 Stock Option Plan of Registrant, as amended and restated on
                 June 17, 1997.....................................................
     11          Computation of Per Share Earnings.................................
     27          Financial Date Schedule...........................................

---------------

     * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

   ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

  *** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended September 30, 1996 on Form 10-Q.

 **** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended December 31, 1996 on Form 10-Q.

***** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.