Form 10-Q
period 1997-12-31
COHR INC
filed 1998-02-17
CIK 1005123

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

     As of February 12, 1998, there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01.
================================================================================

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
                               PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements........................................................       3
          Consolidated Balance Sheets as of December 31, 1997 (unaudited) and March
          31, 1997....................................................................       3
          Consolidated Statements of Operations for the three months ended December
          31, 1997, and December 31, 1996 and the nine months ended December 31, 1997
          and December 31, 1996 (unaudited)...........................................       4
          Consolidated Statements of Cash Flows for the nine months ended December 31,
          1997, and December 31, 1996 (unaudited).....................................       5
          Notes to Financial Statements...............................................       6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................       8

                                 PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................      11
Item 5.   Other Information...........................................................      11
Item 6.   Exhibits and Reports on Form 8-K............................................      11

                            ------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY COHR INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 772-2 AND 78U-5 (SUPP.1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATION OF COHR INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED HEREIN AND IN THE COMPANY'S DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                     DECEMBER 31,       MARCH 31,
                                                                         1997             1997
                                                                     ------------     -------------
                                                                     (UNAUDITED)      (AS RESTATED,
                                                                                       SEE NOTE 4)
CURRENT ASSETS:
  Cash.............................................................    $ 16,485          $22,948
  Investments......................................................       1,500            6,000
  Accounts receivable -- trade, net of allowance for doubtful accounts of $3,447 (December 31, 1997) and $1,490 (March 31,
     1997).........................................................      20,294           24,681
     Other.........................................................         201            2,325
  Inventory........................................................      10,486            9,126
  Prepaid expenses and other.......................................         732            1,263
  Income tax refund receivable.....................................       9,256            1,348
  Deferred income tax asset........................................          --            1,124
                                                                       --------          -------
          Total current assets.....................................      58,954           68,815
Equipment and improvements, net....................................       7,771            6,636
Intangible assets, net of accumulated amortization of $970
  (December 31, 1997) and $280 (March 31, 1997)....................       7,116            9,237
Other assets.......................................................       1,326              391
                                                                       --------          -------
          TOTAL....................................................    $ 75,167          $85,079
                                                                       ========          =======

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable....................................................    $    136          $ 1,342
  Accounts payable -- trade........................................       7,355            5,668
  Accrued expenses.................................................       8,933            4,669
  Deferred revenue.................................................       3,656            6,394
  Current portion of long-term debt................................       1,008              853
                                                                       --------          -------
          Total current liabilities................................      21,088           18,926
Deferred income tax liability......................................         499              499
Long term debt.....................................................         481            1,146
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares authorized;
     6,433,000 (December 31, 1997) and 6,391,000 (March 31, 1997)
     shares issued and outstanding.................................         887              887
  Additional paid in capital.......................................      55,153           55,153
  Retained earnings (deficit)......................................      (2,941)           8,468
                                                                       --------          -------
          Total stockholders' equity...............................      53,099           64,508
                                                                       --------          -------
          TOTAL....................................................    $ 75,167          $85,079
                                                                       ========          =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                              --------------------------     --------------------------
                                                1997           1996            1997           1996
                                              --------     -------------     --------     -------------
                                                           (AS RESTATED,                  (AS RESTATED,
                                                            SEE NOTE 4)                    SEE NOTE 4)
Revenues....................................  $ 24,422        $20,153        $ 75,197        $61,823
Direct operating expenses...................    20,187         14,859          61,589         44,851
                                              --------        -------        --------        -------
Gross margin................................     4,235          5,294          13,608         16,972
Selling, general and administrative
  expenses..................................    13,688          4,532          24,748         13,157
                                              --------        -------        --------        -------
Operating income (loss).....................    (9,453)           762         (11,140)         3,815
Interest income.............................       260            209             834            524
Interest expense............................       (26)           (14)            (63)           (23)
Special charges.............................    (4,115)            --          (4,115)            --
                                              --------        -------        --------        -------
Income (loss) before income taxes
  (benefit).................................   (13,334)           957         (14,484)         4,316
Provision (benefit) for income taxes........    (2,679)           383          (3,075)         1,745
                                              --------        -------        --------        -------
Net income (loss)...........................   (10,655)       $   574         (11,409)       $ 2,571
                                               =======        =======         =======         ======
Net income (loss) per share -- basic........  $  (1.66)       $  0.11        $  (1.77)       $  0.54
                                              ========        =======        ========        =======
Net income (loss) per share -- diluted......  $  (1.66)       $  0.10        $  (1.77)       $  0.50
                                              ========        =======        ========        =======
Number of shares used to compute net income
  (loss) per share -- basic.................     6,433          5,162           6,429          4,765
                                              ========        =======        ========        =======
Number of shares used to compute net income
  (loss) per share -- diluted...............     6,433          5,539           6,429          5,150
                                              ========        =======        ========        =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                             1997             1996
                                                                           --------      --------------
                                                                                         (AS RESTATED,
                                                                                          SEE NOTE 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................   $(11,409)        $  2,571
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization.......................................      1,578              779
    Provision for losses on accounts receivable.........................      4,328              216
    Deferred income taxes payable, net..................................      1,895             (147)
    Change in assets and liabilities, net of effect of acquisition of certain assets:
       Accounts receivable:
         Trade..........................................................         59           (6,967)
         Other..........................................................      2,124               64
       Inventory........................................................       (834)          (1,906)
       Prepaid expense and other........................................        531              109
       Income tax refund receivable.....................................     (8,679)              --
       Other assets.....................................................      1,628              107
       Accounts payable -- trade........................................      1,687           (1,067)
       Accrued expenses.................................................      4,264           (3,215)
       Deferred revenue.................................................     (2,738)             459
       Income taxes payable.............................................         --             (195)
                                                                           --------         --------
         Total adjustments..............................................      5,843          (11,763)
                                                                           --------         --------
         Net cash used in operating activities..........................     (5,566)          (9,192)
                                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of investments...................................................      4,500               --
  Capital expenditures..................................................     (1,894)          (1,674)
  Payment for acquisition of certain assets.............................     (1,262)          (2,550)
                                                                           --------         --------
         Net cash provided by (used in) investing activities............      1,344           (4,224)
                                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments and maturities on long-term debt.............................     (2,241)            (826)
  Issuance of stock.....................................................         --           32,214
  Exercise of stock options.............................................         --              472
                                                                           --------         --------
         Net cash provided by (used in) financing activities............     (2,241)          31,860
                                                                           --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................     (6,463)          18,444
CASH AND CASH EQUIVALENTS, beginning of period..........................     22,948           19,314
                                                                           --------         --------
CASH AND CASH EQUIVALENTS, end of period................................   $ 16,485         $ 37,758
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes........................................................   $  3,720         $  1,942
                                                                           ========         ========
    Interest............................................................   $    135         $     23
                                                                           ========         ========
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
    Current assets......................................................        526         $  2,150
    Equipment...........................................................        196              837
    Goodwill and other intangibles......................................      1,065            3,490
                                                                           --------         --------
                                                                              1,787            6,477
                                                                           --------         --------
    Liabilities assumed.................................................         --            2,431
    Debt issued for acquisitions........................................        525            1,496
                                                                           --------         --------
         Net cash paid for acquisitions.................................      1,262         $  2,550
                                                                           ========         ========

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS AND THE NINE MONTHS ENDED
                               DECEMBER 31, 1997
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of COHR Inc. ("COHR") and subsidiaries (collectively, the "Company"), and the results of its operations and its cash flows for the interim periods presented. Although COHR believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year.

     The consolidated financial statements for the three-month and nine-month periods ended December 31, 1997 and December 31, 1996 (restated) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1997.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly owned subsidiaries over which the Company has direct or indirect or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

     Net Income (Loss) Per Common Share -- Basic loss per share for the three-month and nine-month periods ended December 31, 1997 has been calculated in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128 (SFAS No. 128) "Earnings Per Share." The calculation of earnings per share for earlier periods has been restated in accordance with SFAS No. 128. The calculation of fully diluted loss per share is not presented as such amounts would be antidilutive.

 2. SUBSEQUENT EVENT

     Subsequent to December 31, 1997, the Company acquired certain assets of a business with operations similar to those of the Company. The purchase price was $750,000, subject to certain future adjustments, with $300,000 payable on February 1, 1998, which was paid by the Company. The remaining balance is payable in varying annual installments through February 1, 2002.

 3. SPECIAL CHARGES

     Special charges consist of a write-off of approximately $2.6 million of goodwill dated to the acquisition of one of its operating units in accordance with Statement of Financial Accounting Standards No. 121 and legal, audit and related costs resulting from the special review conducted at the direction of the Board of Directors.

 4. RESTATEMENT

     Subsequent to the issuance of the Company's fiscal 1997 consolidated financial statements, the Company's management determined that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. As a result, the accompanying consolidated balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three and nine months ended December 31, 1996 have been restated from the amounts previously reported to reverse these sales and to record the appropriate liabilities.

                           COHR INC. AND SUBSIDIARIES

                     THREE MONTHS AND THE NINE MONTHS ENDED
                               DECEMBER 31, 1997
                                  (UNAUDITED)

     A summary of the significant effects of the restatement is as follows:

                                                                      AS PREVIOUSLY     AS
                                                                       REPORTED(1)    RESTATED
                                                                      -------------   -------
    At March 31, 1997:
      Accounts receivable...........................................     $25,439      $24,681
      Accounts payable -- trade.....................................       4,040        5,668
      Accrued expenses..............................................       2,618        4,669
      Retained earnings.............................................      10,961        8,468

    For the three months ended December 31, 1996:
      Revenues......................................................     $23,451      $20,153
      Direct operating expenses.....................................      16,952       14,859
      Selling, general and administrative expenses..................       4,532        4,532
      Income before taxes...........................................       2,162          957
      Net income....................................................       1,297          574
      Net income per share - basic..................................         .25          .11

    For the nine months ended December 31, 1996:
      Revenues......................................................     $65,121      $61,823
      Direct operating expenses.....................................      46,944       44,851
      Selling, general and administrative expenses..................      13,157       13,157
      Income before taxes...........................................       5,521        4,316
      Net income....................................................       3,292        2,571
      Net income per share - basic..................................         .69          .54

---------------
(1) Except net income per share -- basic amounts which have been recalculated in accordance with SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     The Company has concluded that a restatement of previously reported financial statements for the first two quarters of fiscal year 1998 and for fiscal year 1997 is appropriate based upon management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. Please see Note 4 to the Consolidated Financial Statements for the Three and Nine Months Ended December 31, 1997.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996 AS RESTATED

     Revenues -- The Company's revenues for the nine months ended December 31, 1997 totaled $75.2 million, an increase of $13.4 million or 21.7% over revenues of $61.8 million for the nine months ended December 31, 1996. Of the $13.4 million increase in revenues, $13.0 million is primarily the result of internally generated growth in COHR MasterPlan.

     Direct Operating Expenses -- The Company's direct expenses for the nine months ended December 31, 1997 totaled $61.6 million which represented an increase of $16.8 million or 37.5% over the nine months ended December 31, 1996 total of $44.8 million. Direct operating expenses as a percentage of revenues for the nine months ended December 31, 1997 increased to 81.9% from 72.5% for the nine months ended December 31, 1996. Factors contributing to the increase include growth in the number of sales and service employees and related employee costs, the outsourcing of a greater number of services provided to customers, and an increase in customer rebate accruals.

     Gross Margin. The Company's gross margin for the nine months ended December 31, 1997 totaled $13.6 million, a decrease of $3.4 million or 20.0% over the nine months ended December 31, 1996 total of $17.0 million. Gross margin as a percentage of revenues decreased to 18.1% for the nine months ended December 31, 1997 from 27.5% for the nine months ended December 31, 1996. Factors contributing to the decrease in gross margin include the increased expenses identified in the discussion of divested operating expenses above.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the nine months ended December 31, 1997 totaled $24.8 million, an increase of $11.6 million or 87.9% over the nine months ended December 31, 1996 total of $13.2 million. As a percentage of revenues, selling, general and administrative expenses increased during the nine months ended December 31, 1997 to 33.0% from 21.4% during the nine months ended December 31, 1996. Included within the increase in selling, general and administrative expenses is a $4.3 million increase in the allowance for doubtful accounts. Other factors contributing to the increase include increases in the number of support personnel, facility expenses and other expenses incurred to generate new business.

     Operating Income (Loss). The Company's operating loss for the nine months ended December 31, 1997 totaled $11.1 million, a decrease of $14.9 million over the nine months ended December 31, 1996 operating income of $3.8 million. The operating loss as a percentage of revenues for the nine months ended December 31, 1997 decreased to a 14.8% charge as compared to a 6.1% return for the nine months ended December 31, 1996. The operating loss can be attributed to the adjustments and other expenses identified in the discussion of direct operating expenses and selling, general and administrative expenses above.

     Special Charges. The Company recorded special charges of $4.1 million before taxes for the nine months ended December 31, 1997. The entirety of these charges were recorded in the third quarter. Of this total, $2.6 million was a write-off of goodwill related to the acquisition of one of the Company's operating divisions in accordance with SFAS 121, and $1.5 million was for accrual of certain other expenses, including non-recurring costs associated with the Board's special review and other items. See Note 4 to the Consolidated Financial Statements for the Three and Nine Months Ended December 31, 1997.

     Provision for Income Taxes (Benefit). The Company's income tax benefit for the nine months ended December 31, 1997 totaled $3.1 million, a decrease of $4.8 million in tax over the nine months ended December 31, 1996 provision for income taxes of $1.7 million, due to the decrease in pre-tax income for the period. The Company's effective tax (benefit) rate was (21.2%) for the nine months ended December 31, 1997 and 40.0% for the nine months ended December 31, 1996. The effective benefit rate for the nine months ended December 31, 1997 was lower than it would have otherwise been due to the fact that the Company is unable to utilize a tax benefit of $1.9 million due to limitations on the carryback of net operating losses.

     Net Income (Loss). The Company's net loss for the nine months ended December 31, 1997 totaled $11.4 million, a decrease of $14.0 million over the nine months ended December 31, 1996 net income of $2.6 million. As a percentage of revenues, net income (loss) decreased to a 15.2% charge in the nine months ended December 31, 1997 from a 4.2% return in the nine months ended December 31, 1996.

     THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996 AS RESTATED

     Revenues -- The Company's revenues for the three months ended December 31, 1997 totaled $24.4 million, an increase of $4.2 million or 20.8% over revenues of $20.2 million for the three months ended December 31, 1996. Of the $4.3 million increase in revenues, $4.2 million is primarily the result of internally generated growth in COHR MasterPlan.

     Direct Operating Expenses -- The Company's direct expenses for the three months ended December 31, 1997 totaled $20.2 million which represented an increase of $5.3 million or 35.6% over the three months ended December 31, 1996 total of $14.9 million. Direct operating expenses as a percentage of revenues for the three months ended December 31, 1997 increased to 82.8% from 73.8% for the three months ended December 31, 1996. The primary factors contributing to the increase include growth in the number of sales and service employees and related employee costs and the outsourcing of a greater number of services provided to customers.

     Gross Margin. The Company's gross margin for the three months ended December 31, 1997 totaled $4.2 million, a decrease of $1.1 million or 20.8% over the three months ended December 31, 1996 total of $5.3 million. Gross margin as a percentage of revenues decreased to 17.2% for the three months ended December 31, 1997 from 26.2% for the three months ended December 31, 1996.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended December 31, 1997 totaled $13.7 million, an increase of $9.2 million or 204.4% over the three months ended December 31, 1996 total of $4.5 million. As a percentage of revenues, selling, general and administrative expenses increased during the three months ended December 31, 1997 to 56.1% from 22.4% during the three months ended December 31, 1996. Included within the increase in selling, general and administrative expenses is a $3.9 million increase in the allowance for doubtful accounts. Other factors contributing to the increase include increases in the number of support personnel, facility expenses and other expenses incurred to generate new business.

     Operating Income (Loss). The Company's operating loss for the three months ended December 31, 1997 totaled $9.5 million, a decrease of $10.2 million over the three months ended December 31, 1996 operating income of $762,000. The operating loss as a percentage of revenues for the three months ended December 31, 1997 decreased to a 38.7% charge as compared to a 3.8% return for the three months ended December 31, 1996. The operating loss can be attributed to the adjustments and other expenses identified in the discussion of Direct Operating Expenses and Selling, General and Administrative Expenses above.

     Special Charges. The Company recorded special charges of $4.1 million before taxes for the three months ended December 31, 1997. Of this total, $2.6 million was a write-off of goodwill related to the acquisition of one of the Company's operating divisions in accordance with SFAS 121 and $1.5 million was for accrual of other expenses, including non-recurring costs associated with the Board's special review and other items. See Note 4 to the Consolidated Financial Statements for the Three and Nine Months Ended December 31, 1997.

     Provision for Income Taxes (Benefit). The Company's income tax benefit for the three months ended December 31, 1997 totaled $2.7 million, a decrease of $3.1 million over the three months ended December 31, 1995 provision for income taxes of $383,000, due to the decrease in pre-tax income for the period. The Company's effective tax (benefit) rate was (20.1%) for the three months ended December 31, 1997 and 40.0% for the three months ended December 31, 1996. The effective benefit rate for the three months ended December 31, 1997 was lower than it would have otherwise been due to the fact that the Company is unable to utilize a tax benefit of $1.9 million due to limitations on the carryback of net operating losses.

     Net Income (Loss). The Company's net loss for the three months ended December 31, 1997 totaled $10.7 million, a decrease of $11.2 million over the three months ended December 31, 1996 net income of $574,000. As a percentage of revenues, net income (loss) was a 43.6% charge in the three months ended December 31, 1997 compared to a 2.8% return in the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $37.9 million and $49.9 million as of December 31, 1997 and March 31, 1997 respectively. The Company had cash, cash equivalents and short-term investments of $18.0 million as of December 31, 1997 as compared to $28.9 million as of March 31, 1997. The decrease in the amount of cash, cash equivalents and short term investments during the first nine months of fiscal year 1998 was primarily attributable to a net operating loss of $11.4 million (offset in part by noncash charges for depreciation, amortization and provision for losses on accounts receivable of $5.9 million), capital expenditures and payment for acquired assets of businesses of $3.2 million and a repayment of long-term debt of $2.2 million.

     The Company allowed its revolving credit line to expire and has not sought a renewal thereof. The Company has not paid dividends since its initial public offering in February of 1996.

INFLATION

     The Company believes that its operations have not been materially adversely affected by inflation. The Company expects that salary and wage increases for its skilled staff will continue to be higher than average wage increases, as is common in the Company's industry.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     In addition to the Factors Affecting Operating Results set forth in the Company's latest Form 10-K Annual Report for the Year Ended March 31, 1997, please note the following:

          1. Restatement of Financial Statements. The Company will restate its financial statements for the fiscal year ended March 31, 1997 and the first two quarters of the current fiscal year. This restatement relates primarily to management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities and reserves were understated. Management is not able to predict what effects the restatement may have on the future operations, relationships with customers or on the market price of the Company's common stock.

          2. Dependence on Key Personnel. In its Form 10-K for the fiscal year ended March 31, 1997, the Company disclosed that it will depend in large part on the performance of a number of key employees, including Paul Chopra, its Chairman of the Board and Chief Executive Officer (CEO). The Company replaced Mr. Chopra in November of 1997 and, effective February 17, 1998, replaced its Chief Financial Officer (CFO). The Company believes that it has secured qualified replacements but both individuals are not as familiar with the operations of the Company as their predecessors. The Company's success continues to depend to a certain significant degree upon continued contributions of its key management, sales and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. In light of the change in the CEO and CFO, the restatement of certain of its financial statements and the possibility of a sale of the Company, there can be no assurance that other key employees may not want to seek employment elsewhere. The failure of the Company to attract and retain key personnel would have a material adverse affect on the Company's business, operating results and financial condition.

          3. Future Operating Results. The Company has suffered certain setbacks during the past six months, including replacement of its CEO and CFO, the restatement of the 1997 financial statements and interim 1998 financial statements, and a drop in the price of its common stock. The Company also continues to face certain challenges more specific to its operations including (1) shifting its strategic focus from acquiring compatible business to running its existing business sufficiently and profitably; (2) managing existing customers' perceptions of the Company's continued viability and refocusing on the high levels of customer service required to develop new customers and retain existing customers; (3) combating employee turnover, particularly in light of declines in the market value of the Company's common stock (the value of which often plays a role in compensation of employees); and (4) reducing costs and increasing efficiencies. There can be no assurance that the Company will successfully meet these or other operating challenges or that the Company's operating plans ultimately will be successful. A failure with respect to the foregoing could have a material adverse effect on the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings incidental to its business. In the opinion of the Company's management, no such pending litigation is likely to have a material adverse effect on the Company's business.

ITEM 5. OTHER INFORMATION

     On February 10, 1998, the Company's Board of Directors named Daniel F. Clark as Executive Vice President of Finance and Chief Financial Officer replacing Umesh Malhotra. This change is to be effective as of February 17, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein:

         See Index to Exhibits.

     (b) Reports on Form 8-K

     See the Company's Form 8-K, Current Report, disclosing the engagement of Lehman Brothers as its financial advisor and the expectation that its financial results will include special charges which may impact prior periods, which report was filed on January 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          (Registrant)

Date: February 17, 1998                         /s/ STEPHEN W. GAMBLE
                                          --------------------------------------
                                                    Stephen W. Gamble
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: February 17, 1998                          /s/ DANIEL F. CLARK
                                          --------------------------------------
                                                     Daniel F. Clark
                                            Executive Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

ITEM (6)

     (a) EXHIBITS

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
----------    ---------------------------------------------------------------------  ------------
 3.1*         Certificate of Incorporation of Registrant...........................
 3.2*         By-laws of Registrant................................................
 4.1*         Form of Warrant to be issued to the Representatives of the
              Underwriters.........................................................
 4.2*         Form of Registration Rights Agreement between Registrant, Healthcare
              Association of Southern California ("HASC") and Hospital Council
              Coordinated Programs, Inc............................................
 4.3*         Specimen Stock Certificate...........................................
10.1*         Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors..............................
10.2*         Employment Agreement between Registrant and Paul Chopra, effective
              January 1, 1996......................................................
10.4*         Form of 1995 Stock Option Plan of Registrant and Form of Nonstatutory
              Option Grant Under the Plan..........................................
10.8**        Office Lease between TCEP II properties and Registrant dated May 8,
              1996.................................................................
10.9***       1996 Stock Option Plan of Registrant, as amended and restated on June
              17, 1997.............................................................
11            Computation of Per Share Earnings....................................
99.1          Press Release of February 17, 1998...................................

---------------

  * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

 ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

*** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.