Form 10-K/A
period 1997-03-31
COHR INC
filed 1998-03-18
CIK 1005123

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27506
                            ------------------------

                                   COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4559155
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)
             21540 PLUMMER STREET                                91311-4103
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 1998 there were outstanding 6,433,189 shares of the Registrant's Common Stock, part value $0.01 ("Common Stock"), which is the only class of Common Stock of the Registrant. As of March 13, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $10 15/16 per share as reported by Nasdaq, was approximately $70,363,005.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant which was filed with the Securities and Exchange Commission.
================================================================================

     In its press release attached as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended December 31, 1997 filed with the Securities and Exchange Commission on February 17, 1998, the Company announced its intention to restate previously reported financial statements for the first two quarters of fiscal 1998 and for the fiscal year ended March 30 1997. The following items of the Company's Form 10-K for the year ended March 30, 1997 are hereby amended.

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

                                                           FISCAL YEARS ENDED MARCH 31
                                        -----------------------------------------------------------------
                                            1997           1996         1995         1994         1993
                                        -------------    ---------    ---------    ---------    ---------
                                        (AS RESTATED,    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        SEE NOTE 15)
INCOME STATEMENT DATA:
Revenues:
  COHR MasterPlan.....................     $65,171        $48,160      $28,042      $12,617      $ 8,203
  Purchase Connection.................      21,050         18,094       15,618       13,026       12,678
                                           -------        -------      -------      -------      -------
          Total.......................      86,221         66,254       43,660       25,643       20,881
Gross margin..........................      20,782         18,059       13,561        8,773        7,732
Selling, general and administrative
  expenses............................      17,656         14,559       11,523        7,309        6,370
Operating income......................       3,126          3,500        2,038        1,464        1,362
Net income............................     $ 2,326        $ 2,142      $ 1,368      $   946      $   917
                                           =======        =======      =======      =======      =======
Net income per common share...........     $  0.42        $  0.89      $  0.65      $  0.45      $  0.43
Weighted Average Shares Outstanding...       5,498          2,402        2,112        2,112        2,112
BALANCE SHEET DATA:
Working capital.......................     $49,889        $23,470      $ 4,127      $ 4,626      $ 5,374
Equipment and improvements, net.......       6,636          3,718        2,727        2,611        2,245
Intangible assets, net................       9,237          2,530        1,967          216
Total assets..........................      85,079         44,472       21,613       15,836       13,973
Total long-term debt..................       1,146            276          528
Total shareholders' equity............      64,508         29,115        7,270        6,138        5,419
SUPPLEMENTAL DATA:
Regional service and sales sites:
  COHR MasterPlan.....................          31             18           14            7            5
  Purchase Connection.................           8              7            6            2            1
                                           -------        -------      -------      -------      -------
          Total.......................          39             25           20            9            6
Total employees.......................         804            558          428          339          254
Gross margin percentage...............        24.0%          27.3%        31.1%        34.2%        37.0%
Selling, general and administrative
  expenses margin.....................        20.4%          22.0%        26.4%        28.5%        30.5%
Operating income margin...............         3.6%           5.3%         4.7%         5.7%         6.5%
Average days in receivables...........          79             57           54           57           62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This form 10-K/A and other statements issued or made from time to time by COHR Inc. or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. 15 U.S.C.A. sections 772-2 and 78u-5 (SUPP.1996). Those statements include statements regarding the intent, belief or current expectation of COHR Inc. and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included herein and in the Company's documents filed from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     Operating Income -- The fluctuations in operating income in total and as a percentage of revenues have been caused by changes in the Company's business mix toward more equipment service business, the impact of new sites and acquisitions and the level of direct operating and selling, general and administrative expenses. Development expenses for new products and the COHR 835 Direct software package amounted to $1.1 million (1997) and $1.0 million (1996). During the fiscal year ended March 31, 1997, development expenses on new products continued but decreased as a percentage of total revenues from prior years.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     The Company has concluded that a restatement of previously reported financial statements for the first two quarters of fiscal year 1998 and for fiscal year 1997 is appropriate based upon management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. Please see Note 15 to the Restated Consolidated Financial Statements for the Fiscal Year Ended March 31, 1997.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED MARCH 31, 1997, AS RESTATED, VERSUS FISCAL YEAR ENDED MARCH 31, 1996

     Revenues. The Company's revenues for the fiscal year ended March 31, 1997 totaled $86.2 million, an increase of $20.0 million or 30.1% over revenues of $66.3 million for the fiscal year ended March 31, 1996. Of the $20.0 million increase in revenues, approximately $16.0 million was due to revenue growth related to COHR MasterPlan. During the fiscal year ended March 31, 1997, COHR MasterPlan acquired nine smaller service maintenance companies (12 sites) and opened nine new sites. The remaining revenue increase was due to internal growth and the opening of new sites for Purchase Connection. During the fiscal year 1997, the Company opened or acquired a total of 23 new sales and customer service sites. As a result of these acquisitions, revenues increased by $7.0 million.

     Direct Operating Expenses. The Company's direct operating expenses for the fiscal year ended March 31, 1997 totaled $65.4 million which was an increase of $17.2 million or 35.8% over the fiscal year ended March 31, 1996 total of $48.2 million. Direct operating expenses as a percentage of revenues increased to 75.9% in fiscal year ended March 31, 1997 from 72.7%. COHR MasterPlan has higher direct operating expenses as a percentage of revenues than Purchase Connection. COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection.

     Gross Margin. The Company's gross margin for the year ended March 31, 1997 totaled $20.8 million, an increase of $2.7 million or 15.1% over the year ended March 31, 1996 total of $18.1 million. Gross margin as a percentage of revenues decreased to 24.1% for the year ended March 31, 1997 from 27.3% for the year ended March 31, 1996. The decrease in gross margin percentage was partially due to an increase in the percentage of the Company's revenues derived from the lower margin COHR MasterPlan.

     Selling, General and Administrative Expense. The Company's selling, general and administrative expenses for the year ended March 31, 1997 totaled $17.7 million, an increase of $3.1 million or 21.3% over the year ended March 31, 1996 total of $14.6 million. As a percentage of revenues, selling, general and administrative expenses decreased during the year ended March 31, 1997 to 20.5% from 22.0% during the year ended March 31, 1996. The actual increase in expenses reflected the increase in costs necessary to support the Company's rapid growth. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the growth of revenues without a corresponding increase in administrative costs or head count as well as other cost savings achieved through the consolidation of regional sales and customer service sites.

     Operating Income. The Company's operating income for the year ended March 31, 1997 totaled $3.1 million, a decrease of $0.4 million from the year ended March 31, 1996 total of $3.5 million. Operating income for the year ended March 31, 1997 as a percentage of revenues decreased to 3.6% from 5.3% for the year ended March 31, 1996. This was primarily the result of an increase in Direct Operating Expenses as a percentage of revenues.

     Provision for Income Taxes. The Company's provision for income taxes for the year ended March 31, 1997 totaled $1.6 million, an increase of $0.1 million from the year ended March 31, 1996 total of $1.5 million, due to the increase in pre-tax income for the year ended March 31, 1997. The Company's effective tax rate of 40.0% was lower than the prior year's rate of 40.6% due to interest income being earned free of income taxes in the fiscal year ended March 31, 1997 compared to taxable interest being earned in the fiscal year ended March 31, 1996.

     Net Income. The Company's net income for the year ended March 31, 1997 totaled $2.3 million, an increase of $0.2 million from the year ended March 31, 1996 total of $2.1 million. As a percentage of revenues, net income decreased to 2.7% in fiscal year 1997 from 3.2% in fiscal 1996, primarily due to increased direct operating expenses as a percentage of revenues. Net income per share decreased from $0.46 cents in 1996 to $0.42 cents in 1997 primarily as a result of the issuance of 2,450,000 new shares of common stock in February 1996 and 1,764,000 new shares of common stock in a second public offering in November 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November, 1996, the Company sold 1,500,000 shares of its common stock, $0.01 par value, at $20.00 per share pursuant to a second public offering, realizing $27.7 million in net proceeds after fees and other selling expenses. In December, 1996, the Company realized $4.6 million, net of fees, from certain options exercised by the Underwriters granted under the Underwriting Agreement pursuant to which the secondary offering was effected and certain options exercised by selling shareholders under the 1995 Stock Option Plan. In fiscal year 1997, the Company utilized $8.3 million to acquire 10 companies. Subsequent to year end, the Company has utilized $.8 million to acquire two companies.

     The Company had working capital of $53.4 million, $23.5 million and $4.1 million as of March 31, 1997, March 31, 1996 and March 31, 1995 respectively. The Company had cash and cash equivalents of

$22.9 million, $19.3 million and $4.5 million for the same respective periods. The Company had investments of $6.0 million as of March 31, 1997.

     Net cash provided by (used in) operating activities was $(11.3) million, $(1.9) million and $1.5 million for fiscal years 1997, 1996 and 1995, respectively. The fluctuations in cash provided or used in operations were due primarily to changes in accounts receivable, accounts payable and current income tax liabilities. A significant portion of the Company's growth has been funded internally through effective working capital management. The increase in average days in receivables from 57 in fiscal year 1996 to 76 in fiscal year 1997 is primarily due to an increase in business in the Northeast where payment is traditionally slower.

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

FACTORS AFFECTING OPERATING RESULTS

     The discussion of these factors has been amended by Item 2 of the Company's Form 10-Q Quarterly Report for the period ended December 31, 1997 filed on February 17, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

            The documents described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting at page 1.

         2. FINANCIAL STATEMENT SCHEDULE

            The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting on page 2.

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

          Exhibits included or incorporated herein:

            See Exhibit Index

                           COHR INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                              NUMBER
                                                              ------
INDEPENDENT AUDITORS' REPORT................................      2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at March 31, 1997 (restated)
     and 1996...............................................      3
  Consolidated Statements of Income for Each of the Years
     Ended March 31, 1997 (restated), 1996 and 1995.........      4
  Consolidated Statements of Changes in Shareholders' Equity
     for Each of the Years Ended March 31, 1997 (restated),
     1996 and 1995..........................................      5
  Consolidated Statements of Cash Flows for Each of the
     Years Ended March 31, 1997 (restated), 1996 and 1995...      6
  Notes to Consolidated Financial Statements................   7-18
  Schedule V -- Valuation and Qualifying Accounts for Each
     of the Years Ended March 31, 1997 (restated), 1996 and
     1995...................................................     19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
COHR Inc. and subsidiaries
Los Angeles, California:

     We have audited the accompanying consolidated balance sheets of COHR Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule and exhibit listed in the Index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and exhibit based on our audits.

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

     In our opinion, such consolidated financial statements and financial statement schedule and exhibit referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

     As described in Note 15, the accompanying consolidated financial statements as of March 31, 1997 and for the year then ended have been restated.

Los Angeles, California
May 30, 1997
(February 17, 1998 as to Note 15)

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1997 (RESTATED) AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                ASSETS (Note 8)

                                                                  1997          1996
                                                              -------------    -------
                                                              (AS RESTATED,
                                                              SEE NOTE 15)
CURRENT ASSETS:
  Cash and cash equivalents.................................     $22,948       $19,314
  Investments...............................................       6,000
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $1,490
      (1997) and $835 (1996)................................      24,681        12,644
     Other..................................................       2,325         1,233
  Inventory.................................................       9,126         3,486
  Prepaid expenses and other................................       1,263           620
  Income tax refund receivable..............................       1,348
  Deferred income tax asset (Note 5)........................       1,124           806
                                                                 -------       -------
          Total current assets..............................      68,815        38,103
EQUIPMENT AND IMPROVEMENTS, net (Note 3)....................       6,636         3,718
INTANGIBLE ASSETS, net of accumulated amortization of $665
  (1997) and $280 (1996) (Note 4)...........................       9,237         2,530
OTHER ASSETS................................................         391           121
                                                                 -------       -------
          TOTAL.............................................     $85,079       $44,472
                                                                 =======       =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable (Note 6)....................................     $ 1,342
  Accounts payable -- trade and other.......................       5,668       $ 6,590
  Accrued expenses..........................................       4,669         3,372
  Deferred revenue..........................................       6,394         4,586
  Current portion of long-term debt (Notes 4 and 7).........         853            85
                                                                 -------       -------
          Total current liabilities.........................      18,926        14,633
LONG-TERM DEBT (Note 7).....................................       1,146           276
DEFERRED INCOME TAX LIABILITY (Note 5)......................         499           448
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Notes 10 and 11):
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding Common
     stock, $.01 par value; 20,000,000 shares authorized;
     6,391,000 (1997) and 4,562,000 (1996) shares issued and
     outstanding............................................         887           869
  Additional paid-in capital................................      55,153        22,104
  Retained earnings.........................................       8,468         6,142
                                                                 -------       -------
          Total shareholders' equity........................      64,508        29,115
                                                                 -------       -------
          TOTAL.............................................     $85,079       $44,472
                                                                 =======       =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  1997          1996       1995
                                                              -------------    -------    -------
                                                              (AS RESTATED,
                                                              SEE NOTE 15)
REVENUES....................................................     $86,221       $66,254    $43,660
DIRECT OPERATING EXPENSES...................................      65,439        48,195     30,099
                                                                 -------       -------    -------
GROSS MARGIN................................................      20,782        18,059     13,561
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2).......      17,656        14,559     11,523
                                                                 -------       -------    -------
OPERATING INCOME............................................       3,126         3,500      2,038
INTEREST INCOME.............................................         889           155        137
INTEREST EXPENSE............................................         (95)          (30)       (42)
                                                                 -------       -------    -------
INCOME BEFORE INCOME TAXES..................................       3,920         3,625      2,133
PROVISION FOR INCOME TAXES (Note 5).........................       1,594         1,483        765
                                                                 -------       -------    -------
NET INCOME..................................................     $ 2,326       $ 2,142    $ 1,368
                                                                 =======       =======    =======
NET INCOME PER SHARE........................................     $  0.42       $  0.89    $  0.65
                                                                 =======       =======    =======
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING DURING THE PERIOD.................       5,498         2,402      2,112
                                                                 =======       =======    =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                 TOTAL
                                                      COMMON STOCK      ADDITIONAL               SHARE-
                                                   ------------------    PAID-IN     RETAINED   HOLDERS'
                                                    SHARES     AMOUNT    CAPITAL     EARNINGS    EQUITY
                                                   ---------   ------   ----------   --------   --------
BALANCE, APRIL 1, 1994...........................  2,112,000    $844     $ 2,179      $3,115    $ 6,138
  Dividend paid to shareholders (Pre-IPO)........                                       (236)      (236)
     Net income..................................                                      1,368      1,368
                                                   ---------    ----     -------      ------    -------
BALANCE, MARCH 31, 1995..........................  2,112,000     844       2,179       4,247      7,270
  Net proceeds from sale of common stock through
     an initial public offering (Note 10)........  2,450,000      25      19,925                 19,950
  Dividend paid to shareholders (Pre-IPO)........                                       (247)      (247)
  Net income.....................................                                      2,142      2,142
                                                   ---------    ----     -------      ------    -------
BALANCE, MARCH 31, 1996..........................  4,562,000     869      22,104       6,142     29,115
  Net proceeds from sale of common stock through
     a secondary public offering (Note 10).......  1,739,000      17      32,240                 32,257
  Stock options exercised........................     90,000       1         809                    810
  Net income (as restated, see Note 15)..........                                      2,326      2,326
                                                   ---------    ----     -------      ------    -------
BALANCE, MARCH 31, 1997
  (as restated, see Note 15).....................  6,391,000    $887     $55,153      $8,468    $64,508
                                                   =========    ====     =======      ======    =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                  1997          1996       1995
                                                              -------------    -------    -------
                                                              (AS RESTATED,
                                                              SEE NOTE 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  2,326       $ 2,142    $ 1,368
                                                                --------       -------    -------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................       1,364           838        691
    Provision for losses on accounts receivable.............         587            62         31
    Provision for deferred income tax.......................        (267)           49       (181)
    Deferred rent...........................................        (180)         (592)      (369)
    Changes in assets and liabilities, net of effect of
      acquisition of certain assets:
      Accounts receivable...................................     (11,262)       (4,747)    (3,374)
      Inventory.............................................      (2,631)       (1,078)      (695)
      Prepaid expense and other.............................        (379)         (174)        93
      Other assets..........................................        (184)          (41)       (20)
      Income tax refund receivable..........................      (1,348)
      Accounts payable -- trade and other...................      (1,634)          589      1,280
      Accrued expenses......................................         543         1,234       (128)
      Deferred revenue......................................       1,808           344      3,465
      Income taxes payable..................................                      (360)      (735)
      Deferred compensation.................................                      (169)        89
                                                                --------       -------    -------
         Total adjustments..................................     (13,583)       (4,045)       147
                                                                --------       -------    -------
         Net cash (used in) provided by operating
           activities.......................................     (11,257)       (1,903)     1,515
                                                                --------       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (2,557)       (1,427)      (465)
  Payments for acquisitions.................................      (8,298)       (1,387)    (1,293)
  Purchases of investments..................................      (6,000)
                                                                --------       -------    -------
         Net cash used in investing activities..............     (16,855)       (2,814)    (1,758)
                                                                --------       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends to shareholders......................                   $  (247)   $  (236)
  Repayment of loan payable.................................                                 (221)
  Repayment of notes payable and long-term debt.............      (1,321)         (125)       (21)
  Issuance of common stock..................................      32,257        19,950
  Exercise of stock options.................................         810
                                                                --------       -------    -------
         Net cash provided by (used in) financing
           activities.......................................      31,746        19,578       (478)
                                                                --------       -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       3,634        14,861       (721)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      19,314         4,453      5,174
                                                                --------       -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 22,948       $19,314    $ 4,453
                                                                ========       =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- Cash
  paid during the period for:
  Income taxes..............................................    $  3,054       $ 1,843    $ 1,680
                                                                ========       =======    =======
  Interest..................................................    $     25       $    37    $     5
                                                                ========       =======    =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE
  AS FOLLOWS (Note 4):
  Current assets............................................    $  5,727       $   409    $   475
  Equipment.................................................       1,426           235        228
  Goodwill and other intangibles............................       7,092           893      1,865
                                                                --------       -------    -------
                                                                  14,245         1,537      2,568
  Liabilities assumed.......................................       3,288                      600
  Debt issued for acquisitions..............................       2,659           150        675
                                                                --------       -------    -------
  NET CASH PAID FOR ACQUISITIONS............................    $  8,298       $ 1,387    $ 1,293
                                                                ========       =======    =======

                See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description -- COHR Inc. and subsidiaries (the "Company") provide fee-for-service products and services to hospitals and other health care providers (see Note 13 for information relating to the Company's business segments).

     The Company was formerly a majority owned subsidiary of Healthcare Association of Southern California ("HASC"). Effective February 16, 1996, the Company became a publicly held company, at which time HASC became a minority shareholder (see Note 10).

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

     Cash and Cash Equivalents -- The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. The Company actively evaluates the creditworthiness of the financial institutions in which it invests.

     Investments -- Investment securities consist of certificates of deposit with original maturities of 90 to 180 days. Due to the short maturity period, cost approximates market.

     Inventory -- Inventory, consisting primarily of medical equipment repair parts, is stated at the lower of cost or market, cost being determined on the first-in, first-out basis.

     Equipment and Improvements -- Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture and equipment and amortization of improvements are provided for using the straight-line method over the estimated useful lives of the respective assets, as follows:

Computer equipment and software............  5 years
Office furniture, equipment and
  automobiles..............................  3 to 7 years
Technical equipment........................  5 to 10 years
Leasehold improvements.....................  Shorter of lease term or useful life

     Intangible Assets -- Goodwill and other purchased intangible assets are stated at amortized cost and amortized on a straight-line basis over 15 years. The projection of undiscounted future cash flows of the operations is evaluated at each reporting period in assessing the recoverability of goodwill and other purchased intangibles.

     Revenue Recognition -- The COHR MasterPlan is a program whereby the Company contracts with hospitals on an annual basis to manage the hospitals' equipment maintenance and repairs. The Company bills the hospitals in advance, and revenues on those contracts are recognized over the contract period. Losses, if any, on maintenance contracts are recorded when known. Group purchasing revenue is recognized in the period earned. Revenue on equipment sales are recognized when risk of ownership is transferred to the buyer, which is typically upon delivery.

     Income Taxes -- The asset and liability approach is applied in accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

     Stock Option Plans -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Fair Value of Financial Instruments -- The Company adopted the provisions of SFAS No. 107, "Fair Value of Financial Instruments." The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of such instruments. The fair values of other financial instruments, including accounts receivable, notes payable, accounts payable, and deferred revenue, are deemed not to be materially different from their carrying values. Such fair values were determined by discounting future cash flows using the current interest rate at the reporting date.

     Impairment of Long-Lived Assets -- In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the asset may not be recoverable. No impairment losses were required for the year ended March 31, 1997.

     Current Accounting Pronouncements -- The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of fair value method and allows the continuance of current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The Company has elected not to adopt the fair value provisions of this statement.

     Concentration of Credit Risk -- The Company provides services to hospitals and other health care providers throughout the United States. The Company's trade accounts receivable are exposed to credit risk; however, such risk is limited due to the large numbers and geographic dispersion of the customer base. The Company monitors the creditworthiness of its customers and provides allowances for doubtful accounts when appropriate.

     The Company maintains cash and cash equivalents and investments of $15.6 million (1997) and $13.9 million (1996) with a single financial institution. Other financial institutions are located throughout the country. The Company performs periodic evaluations of the relative credit standing of these financial institutions, which are considered the Company's investment strategy. The Company has $3.0 million (1997) and $5.0 million (1996) in variable preferred stock of a publicly traded company. At March 31, 1997, the

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Company had cash equivalents totaling $10.0 million, of which $5.5 million is in preferred municipal funds and $4.5 million is in municipal bonds maturing within 60 days of purchase.

     Research and Development -- Research and development costs are expensed as incurred. Such costs amounted to $1,059 (1997), $990 (1996) and $940 (1995).

     Net Income per Share -- Net income per common share is computed using the weighted average number of common stock and common stock equivalents outstanding during the year.

     Reclassifications -- Certain reclassifications have been made to the prior period's consolidated financial statements to conform them to the current period's presentation.

 2. RELATED-PARTY TRANSACTIONS

     The Company had related-party transactions resulting from the allocation of expenses (including rent and insurance) from HASC of $218 (1997), $2,427 (1996), $1,975 (1995) and $1,822 (1994), and expenses incurred by the Company (including accounting, payroll and personnel costs) of $2,448 (1996) and $2,625 (1995) on behalf of HASC and an affiliate, National Health Foundation. Expenses allocated to the Company from HSAC are included in selling, general and administrative expenses in the accompanying statements of income. Occupancy costs are allocated based upon square footage utilized by the respective entities. Accounting, payroll and personnel costs are allocated based upon the identification of tasks performed for the individual companies.

     At March 31, 1997 and 1996, the Company had approximately $3.2 million and $5.2 million, respectively, held at a financial institution, of which a member of the Board of Directors of the Company is a partner.

 3. EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of:

                                                                MARCH 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
Computer equipment and software...........................  $ 3,857    $2,648
Office furniture and equipment............................    2,794     1,395
Technical equipment.......................................    3,213     2,378
Leasehold improvements....................................      836       403
Automobiles...............................................       40        29
                                                            -------    ------
                                                             10,740     6,853
Less accumulated depreciation and amortization............    4,104     3,135
                                                            -------    ------
                                                            $ 6,636    $3,718
                                                            =======    ======

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 4. ACQUISITIONS

     During fiscal 1997 and 1996, the Company acquired the businesses of several small entities similar to that of the Company through a purchase of certain assets and service contract rights and an assumption of certain liabilities. In addition, the Company assumed the operating leases on the facilities of some of these entities. Following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

                                                                MARCH 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
Accounts receivable.......................................  $ 2,454
Inventory.................................................    3,009    $  409
Prepaid expenses and other................................      350
Equipment and improvements................................    1,340       235
Goodwill..................................................    7,092       893
                                                            -------    ------
                                                             14,245     1,537
                                                            -------    ------
Accounts payable and accrued liabilities..................   (1,693)
Loan payable..............................................     (229)
Long-term debt............................................   (1,366)
                                                            -------
                                                             (3,288)
                                                            -------    ------
Net assets of businesses acquired.........................  $10,957    $1,537
                                                            =======    ======

     The purchases of these businesses and intangible assets were made through the cash payments of approximately $8,298 (1997) and $1,387 (1996) and the issuance of $2,659 (1997) and $150 (1996) notes payable. In connection with certain acquisitions, the Company issued notes to sellers which are payable over 12 months. Interest on these notes ranges from 0% to prime plus 1%. The imputed interest on notes bearing no interest is not material to the financial statements.

 5. INCOME TAXES

     The provision for income taxes includes the following:

                                                      YEAR ENDED MARCH 31,
                                                    -------------------------
                                                     1997      1996     1995
                                                    ------    ------    -----
Current:
  Federal.........................................  $1,438    $1,117    $ 717
  State...........................................     422       317      229
                                                    ------    ------    -----
                                                     1,860     1,434      946
                                                    ------    ------    -----
Deferred:
  Federal.........................................    (176)       25     (122)
  State...........................................     (90)       24      (59)
                                                    ------    ------    -----
                                                      (266)       49     (181)
                                                    ------    ------    -----
          Total provision for income taxes........  $1,594    $1,483    $ 765
                                                    ======    ======    =====

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     Deferred income taxes for fiscal 1997 and 1996 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences that create deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows:

                                                                MARCH 31,
                                                             ---------------
                                                              1997     1996
                                                             ------    -----
Deferred tax assets -- current:
  Compensation-related accruals............................  $  431    $ 354
  Balance sheet reserves...................................     579      314
  State income taxes.......................................      99      108
  Deferred compensation....................................               95
  Prepaid expenses.........................................     (79)     (65)
  Accrued severance pay....................................      94
                                                             ------    -----
Gross deferred tax assets..................................   1,124      806
Deferred tax liabilities -- noncurrent -- Depreciation.....    (499)    (448)
                                                             ------    -----
Net deferred tax assets....................................  $  625    $ 358
                                                             ======    =====

     The differences between federal income tax computed at the statutory rate and the actual tax provisions are shown as follows:

                                                         1997     1996     1995
                                                         -----    -----    -----
Provision at statutory rate..........................     34.0%    34.0%    34.0%
State income tax, net of federal benefit.............      5.6      6.6      6.2
Adjustment for prior year provision..................                       (4.9)
Permanent differences................................      1.1      0.3      0.6
                                                         -----    -----    -----
Effective tax rate...................................     40.7%    40.9%    35.9%
                                                         =====    =====    =====

 6. NOTES PAYABLE

     Notes payable comprise amounts due for acquisition of certain companies and notes acquired as a result of acquisitions. The notes bear interest ranging from 0% to prime plus 1% and are all payable within one year from date of issue. The imputed interest on the notes bearing no interest is not material to the financial statements.

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 7. LONG-TERM DEBT

     Long-term debt at March 31, 1997 and 1996 consists of the following:

                                                               1997     1996
                                                              ------    ----
Noninterest-bearing note payable with original terms of $750 due in five annual installments of $150 each starting in
  July 1995. The balance of the note payable is net of
  imputed interest of $65 (effective rate of 6.95%) at March
  31, 1997..................................................  $  252    $322
Note payable bearing interest at 7%, due in two equal
  installments of $500 each at May 1, 1997 and 1998.........   1,000
Noninterest-bearing notes payable, due in five installments
  of $30 commencing July 27, 1997...........................     150
Capital lease obligations with interest rates ranging from
  11.9% to 16.0%, payable over 42 months from the start of
  the lease.................................................     597
Other.......................................................              39
                                                              ------    ----
                                                               1,999     361
Less current portion........................................     853      85
                                                              ------    ----
                                                              $1,146    $276
                                                              ======    ====

     Principal, plus imputed interest, paid in 1997 was approximately $318.

     The expected future installments under the long-term debt (including imputed interest of $65), for the years ending Marc 31, are as follows:

1998................................................  $  853
1999................................................     837
2000................................................     302
2001................................................      42
2002................................................      30
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

     Aggregate minimum lease commitments under noncancelable operating lease agreements, exclusive of adjustments for taxes and other expenses, for the years ending March 31, are as follows:

1998...............................................  $ 1,571
1999...............................................    1,105
2000...............................................      915
2001...............................................      831
2002...............................................      747
Thereafter.........................................    5,043
                                                     -------
                                                     $10,212
                                                     =======

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     A lease for the Company's new facility, commencing August 1996 and expiring in January 2009, was signed in April 1996. The lease is for a combined 76,000 square foot facility in Chatsworth, California, which houses the corporate offices, operations for group purchasing of and some operations for the equipment maintenance division. The other leases contain renewal options, and management expects that, in the normal course of business, such leases will be renewed or replaced by other leases upon expiration.

     In December 1995, the Company signed a $2,000 revolving line of credit agreement with a bank bearing an initial variable interest rate indexed at the bank's reference rate at November 14, 1996. This line is collateralized by the Company's tangible and intangible assets and expires on June 30, 1997. No amounts have been borrowed against this line of credit during the years ended March 31, 1997 and 1996. The line was increased to $5,000 effective November 14, 1996.

     In the normal course of business, the Company is involved in various litigation. Based upon communication with legal counsel, in the opinion of management, the disposition of all pending litigation will not have a material adverse effect on the Company's financial position, results of its operations or liquidity.

 9. PENSION AND PROFIT SHARING PLANS

     The Company maintains profit sharing and salary deferral plans qualified under Sections 401(a) and 401(k), respectively, of the Internal Revenue Code. As of January 1, 1996, the employees of the Company were transferred from the multi-employer plans to new plans, which are solely for the benefit of the employees of the Company. The provisions of the new plans are identical to the prior plans. These plans cover all employees who meet the eligibility requirements of the plans. The total expenses charged to operations relating to these plans were $1,004 (1997), $627 (1996) and $414 (1995).

10. SHAREHOLDERS' EQUITY

     Preferred Stock -- On January 16, 1996, the Company was reincorporated in the state of Delaware, and in connection therewith, the shareholders and the Board of Directors of the Company adopted and approved the authorization of 2,000,000 shares of preferred stock at a par value of $0.01 per share.

     Common Stock -- In November 1995, the Company increased the number of shares of common stock from 1,000 to 20,000,000 and effected a 20,000-for-1 split in the form of a common stock dividend. All share and per share data have been restated to reflect the stock split.

     On February 16, 1996, the Company closed its initial public offering of its common stock. Of the 3,000,000 shares sold at $9 per share in the offering, 2,000,000 were sold by the Company, and 1,000,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. (the "Selling Shareholders"). The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. On March 6, 1996, the underwriters purchased 450,000 common shares at $9 per share to cover over-allotment. The proceeds to the Company from the sale of 2,450,000 shares amounted to $19,950, which was net of underwriters discounts and offering expenses of approximately $2,100.

     On November 27, 1996, the Company completed a secondary offering of its common stock. Of the 1,760,000 shares sold at $20 per share in the offering, 1,500,000 were sold by the Company and 260,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The remaining 852,000 shares held by the Selling Shareholders at the date of the secondary are not eligible for sale until February 16, 1998 without prior written consent of the Company. On December 18, 1996, the underwriters purchased 239,000 common shares at $20 per share to cover over-allotment. Certain officers sold a total of 25,000 stock options at the same time. The

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Company received $9 per share. The proceeds to the Company from the sale of 1,739,000 shares amounted to $32,257, which was net of underwriters discounts and offering expenses of approximately $2,700.

11. STOCK OPTION PLANS

     1995 Stock Option Plan -- The Board of Directors and shareholders of the Company have adopted and approved a 1995 stock option plan (the "1995 Plan") pursuant to which certain officers, directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1995 Plan is 600,000. As of March 31, 1997, there were outstanding options to purchase 492,500 shares of common stock (net of cancellations and sales by optionees). The weighted average exercise price of the foregoing options is at $12.15 per share, which represents the fair market value on the date of the grant.

     Under the 1995 Plan, key employees are eligible to be granted options under the 1995 Plan if so selected by the Committee in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of common stock subject to each options, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the common stock as of the date the option is granted. No options granted under the 1995 Plan may be exercised after the expiration of ten years from the date it was granted. Options granted to key employees vest in accordance with the following schedule: (i) 25% upon the date of grant, (ii) 50% upon the first anniversary of the date of grant, (iii) 75% upon the second anniversary of the date of grant, and (iv) 100% upon the third anniversary of the date of grant. At March 31, 1996, 142,500 options were exercisable under the 1995 Plan.

     Options granted under the 1995 Plan are generally nontransferable. In the event of any merger, consolidation, sale of all or substantially all of the assets of the Company or a liquidation involving the Company, all granted or awarded options will immediately vest in the optionee. At the time of the Secondary offering in November 1996, each options holder was automatically vested in 50% of the nonvested portion of any options previously awarded. The 1995 Plan may be terminated at any time by the Board.

     At March 31, 1997 and 1996, 377,813 and 142,500 options, respectively, were exercisable under the 1995 Plan.

     1996 Stock Option Plan -- On November 7, 1996 the Board of Directors of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), pursuant to which certain officers, non-employee directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's common stock. The 1996 Plan is administered by the Board of Directors; however, either a committee of the Board composed solely of two or more non-employee directors (the "Committee") or the Board of Directors may approve the grant options. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan is 300,000.

     The 1996 Plan is subject to approval by the stockholders on or before November 7, 1997. The Board of Directors will not grant any options under the 1996 Plan unless and until the 1996 Plan is approved by the stockholders.

     Under the 1996 Plan, officers and other managerial employees ("Key Employees") are eligible to be granted options if so selected by the Committee or the Board of Directors in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of common stock subject to each option, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the common stock as of the date the option is granted. Unless otherwise determined by the Committee, options issued to Key Employees vest 25% upon the date of

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

grant and on each of the first, second and third anniversary dates of the grant. Unless otherwise determined by the Committee, options issued to non-employee directors vest on the date of issuance. No option granted under the 1996 Plan may be exercised after the expiration of ten years from the date it was granted.

     Options granted under the 1996 Plan would generally be nontransferable. In the event of any merger, consolidation, sale of all or substantially all of the assets of the Company or liquidation involving the Company, all granted options will immediately vest in the optionee. The 1996 Plan may be terminated at any time by the Board.

     Information regarding these option plans for the years ended March 31, 1997 and 1996 is as follows:

                                                               1997               1996
                                                    --------------------------   -------
                                                              WEIGHTED-AVERAGE
                                                    SHARES     EXERCISE PRICE    SHARES
                                                    -------   ----------------   -------
Options outstanding, beginning of year...........   465,000        9.00
  Options granted................................   125,000        21.43         465,000
  Options exercised..............................   (90,000)       9.00
  Options forfeited..............................    (7,500)       9.00
                                                    -------                      -------
Options outstanding, end of year.................   492,500        12.15         465,000
                                                    =======   ===============    =======
Options price range, end of year.................             $9.00 to $26.00
Option price range for exercised shares..........                  $9.00
Options price range for forfeited shares.........                 >$9.00
  Options available for grant, end of year.......    17,500                      135,000
                                                    =======                      =======
Weighted-average fair value of options granted
  during the year................................                 $24.56

     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

     The following table summarizes information about fixed-price stock options outstanding at March 1, 1997:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                        -----------------------------------------------   -------------------------------
                          NUMBER      WEIGHTED-AVERAGE                       NUMBER
                        OUTSTANDING      REMAINING          WEIGHTED      EXERCISABLE    WEIGHTED-AVERAGE
RANGE EXERCISE PRICES   AT 3/31/97    CONTRACTUAL LIFE   EXERCISE PRICE    AT 3/31/97     EXERCISE PRICE
---------------------   -----------   ----------------   --------------   ------------   ----------------
$9.00.................    367,500          9 years           $ 9.00         284,375           $ 9.00
$9.00 to $26.00.......    125,000         10 years           $21.43          69,688           $21.43

     The fair value at date of grant for stock options granted during the years ended March 31, 1997 and 1996 was $12.54 and $18.23, respectively.

                                                                  MARCH 31,
                                                               ----------------
                                                                1997      1996
                                                               ------    ------
Expected life years........................................        10        10
Interest rate..............................................      6.85%     6.25%
Volatility.................................................     25.50%    26.00%

     Stock-based compensation costs reduced pre-tax income by $248 ($149 after tax or $0.03 per share) and $429 ($258 after tax or $0.11 per share) in the years ended March 31, 1997 and 1996, respectively.

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

12. SUBSEQUENT EVENTS

     Subsequent to March 31, 1997, the Company acquired the businesses of two companies similar to that of COHR Inc. The acquisitions included the purchase of certain assets, including inventory, equipment, and other assets, for a combined purchase price of $1,207, of which $930 was paid in cash, with a short-term note issued for the remainder.

13. BUSINESS SEGMENTS (RESTATED)

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan provides equipment maintenance and repairs to hospitals and other health care providers. The Purchase Connection is a group purchasing organization that negotiates pricing for its membership with manufacturers. General corporate expenses are classified as "Corporate and Other." Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments in fiscal 1997 (restated), 1996 and 1995 is as follows:

                                                  EQUIPMENT   PURCHASING   CORPORATE
                                                  SERVICES     SERVICES    AND OTHER    TOTAL
                                                  ---------   ----------   ---------   -------
                                                                 (IN THOUSANDS)
1997 (AS RESTATED, SEE NOTE 15)
Revenues........................................   $66,012     $20,209                 $86,221
Operating income (expense)......................     2,549       6,650      $(6,073)     3,126
Identifiable assets.............................    45,135       4,896       35,048     85,079
Depreciation and amortization...................       876         325          163      1,364
Capital expenditures............................     1,698         214          645      2,557

1996
Revenues........................................   $48,160     $18,094                 $66,254
Operating income (expense)......................     2,409       6,941      $(5,850)     3,500
Identifiable assets.............................    19,523       3,771       21,178     44,472
Depreciation and amortization...................       558         214           66        838
Capital expenditures............................     1,182         193           52      1,427

1995
Revenues........................................   $28,042     $15,618                 $43,660
Operating income (expense)......................     1,498       5,559      $(5,019)     2,038
Identifiable assets.............................    11,975       3,683        5,955     21,613
Depreciation and amortization...................       315         215          161        691
Capital expenditures............................       200         135          130        465

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

14. QUARTERLY INFORMATION 1997 AND 1996 (UNAUDITED)

                                                        QUARTER ENDED FISCAL YEAR 1997
                                             ----------------------------------------------------
                                                                        DECEMBER 31,   MARCH 31,
                                             JUNE 30,   SEPTEMBER 30,       1996          1997
                                               1996         1996         (RESTATED)    (RESTATED)
                                             --------   -------------   ------------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................  $20,465       $21,205        $20,153       $24,398
Gross margin...............................    5,745         5,933          5,294         4,815
Operating income...........................    1,328         1,725            762          (689)
Net income.................................  $   931       $ 1,064        $   574       $   239
                                             =======       =======        =======       =======
Net income per share.......................  $  0.20       $  0.22        $  0.10       $  0.04
                                             =======       =======        =======       =======
Weighted-average number of common stock
  outstanding..............................    4,735         4,832          5,545         6,709

                                                       QUARTER ENDED FISCAL YEAR 1996
                                             ---------------------------------------------------
                                             JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                               1995         1995            1995         1996
                                             --------   -------------   ------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................  $15,369       $15,465        $16,667       $18,753
Gross margin...............................    4,294         4,229          4,481         5,055
Operating income...........................      734           838            815         1,113
Net income.................................  $   457       $   514        $   478       $   693
                                             =======       =======        =======       =======
Net income per share.......................  $  0.22       $  0.24        $  0.23       $  0.20
                                             =======       =======        =======       =======
Weighted-average number of common stock
  outstanding..............................    2,112         2,112          2,112         3,270

15. RESTATEMENT

     Subsequent to the issuance of the Company's fiscal 1997 consolidated financial statements, the Company's management determined that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. As a result, the accompanying consolidated financial statements as of March 31, 1997 and for the year then ended have been restated from the amounts previously reported to reverse these sales and to record the appropriate liabilities.

                           COHR INC. AND SUBSIDIARIES

      FOR EACH OF THE YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     A summary of the significant effects of the restatement is as follows:

                                                              AS PREVIOUSLY       AS
                                                                REPORTED       RESTATED
                                                              -------------    --------
At March 31, 1997:
  Accounts receivable.......................................     $25,439       $24,681
  Inventory.................................................       8,535         9,126
  Equipment and improvements................................       6,943         6,636
  Income tax refund receivable..............................                     1,348
  Deferred income tax asset.................................       1,143         1,124
  Other assets..............................................         351           391
  Accrued expenses..........................................       2,618         4,669
  Income tax payable........................................         162
  Deferred income tax liability.............................         628           499
  Accounts payable -- trade and other.......................       4,040         5,668
  Retained earnings.........................................      10,961         8,468
For the year ended March 31, 1997:
  Revenues..................................................      90,524        86,221
  Direct operating expenses.................................      65,519        65,439
  Income before taxes.......................................       8,033         3,920
  Net income................................................       4,819         2,326
  Net income per share......................................        0.88          0.42

                                   SCHEDULE V

                                   COHR, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                         END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)   OF PERIOD
               -----------                  ----------   ----------   ----------   -------------   ----------
Allowance for Doubtful Accounts:
  Year Ended March 31, 1995...............    $(742)       $(155)        $  0          $124         $  (773)
  Year Ended March 31, 1996...............    $(773)       $(205)        $  0          $143         $  (835)
  Year Ended March 31, 1997 (restated)....    $(835)       $(600)        $(68)         $ 13         $(1,490)

---------------
(1) Represents accounts receivable written off against the allowance for doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is thereunto duly authorized.

Dated: March 17, 1998

                                          By:     /s/ STEPHEN W. GAMBLE

                                            ------------------------------------
                                                     Stephen W. Gamble
                                                Interim President and Chief
                                                      Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ STEPHEN W. GAMBLE                     Interim President, Chief      March 17, 1998
  -------------------------------------------------    Executive Officer and Director
                  Stephen W. Gamble                     (Principal Executive Officer)

                 /s/ DANIEL F. CLARK                     Executive Vice President --    March 17, 1998
  -------------------------------------------------      Finance and Chief Financial
                   Daniel F. Clark                      Officer (Principal Accounting
                                                           and Financial Officer)

                /s/ LOUIS A. SIMPSON                              Director              March 17, 1998
  -------------------------------------------------
                  Louis A. Simpson

               /s/ RONNIE J. MESSENGER                            Director              March 17, 1998
  -------------------------------------------------
                 Ronnie J. Messenger

               /s/ FREDERICK C. MEYER                             Director              March 17, 1998
  -------------------------------------------------
                 Frederick C. Meyer

                 /s/ MICHAEL MASUURA                              Director              March 17, 1998
  -------------------------------------------------
                   Michael Masuura

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

ITEM (6)

     (a) EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
 3.1*      Certificate of Incorporation of Registrant..................
 3.2*      By-laws of Registrant.......................................
 4.1*      Form of Warrant to be issued to the Representatives of the
           Underwriters................................................
 4.2*      Form of Registration Rights Agreement between Registrant,
           Healthcare Association of Southern California ("HASC") and
           Hospital Council Coordinated Programs, Inc. ................
 4.3*      Specimen Stock Certificate..................................
10.1*      Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors............
10.2*      Employment Agreement between Registrant and Paul Chopra,
           effective January 1, 1996...................................
10.4*      Form of 1995 Stock Option Plan of Registrant and Form of
           Nonstatutory Option Grant Under the Plan....................
10.8**     Office Lease between TCEP II properties and Registrant dated
           May 8, 1996.................................................
10.9***    1996 Stock Option Plan of Registrant, as amended and
           restated on June 17, 1997...................................
11         Computation of Per Share Earnings...........................

---------------
  * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

 ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

*** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.