Form 10-Q/A
period 1997-06-30
COHR INC
filed 1998-03-19
CIK 1005123

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of March 17, 1998 there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01.

================================================================================

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I   FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements...........................    3
         Consolidated Balance Sheets as of June 30, 1997 (unaudited)     3
         and March 31, 1997..........................................
         Consolidated Statements of Operations for the three months      4
         ended June 30, 1997 and June 30, 1996 (unaudited)...........
         Consolidated Statements of Cash Flows for the three months      5
         ended June 30, 1997 and June 30, 1996 (unaudited)...........
         Notes to Consolidated Financial Statements..................    6
Item 2   Management's Discussion and Analysis of Financial Condition     8
         and Results of Operations...................................
PART II  OTHER INFORMATION
Item 6   Exhibits....................................................   10


                            ------------------------


     This Form 10-Q/A and other statements issued or made from time to time by COHR Inc. or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. 15 U.S.C.A. sections 772-2 and 78u-5 (SUPP.1996). Those statements include statements regarding the intent, belief or current expectation of COHR Inc. and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included herein and in the Company's documents filed from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     In its press release attached as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended December 31, 1997 filed with the Securities and Exchange Commission on February 17, 1998, the Company announced its intention to restate previously reported financial statements for the first two quarters of fiscal 1998 and for the fiscal year ended March 31, 1997. The following items of the Company's Form 10-Q for the quarter ended June 30, 1997 are hereby amended.

                                     PART I

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ITEM 1. FINANCIAL STATEMENTS
                                     ASSETS

                                                                 JUNE 30,        MARCH 31,
                                                                   1997            1997
                                                              --------------   -------------
                                                              (UNAUDITED AND
                                                                RESTATED,      (AS RESTATED,
                                                               SEE NOTE 3)      SEE NOTE 3)
CURRENT ASSETS:
  Cash and cash equivalents.................................     $21,125          $22,948
  Investments...............................................       2,000            6,000
  Accounts receivable -- Trade, net of allowance for
     doubtful accounts of $1,565 (June 30, 1997) and $1,490
     (March 31, 1997).......................................      28,097           24,681
     Other..................................................       1,628            2,325
  Inventory.................................................      10,043            9,126
  Prepaid expenses and other................................         785            1,263
  Income tax refund receivable..............................       1,948            1,348
  Deferred income tax asset.................................       1,124            1,124
                                                                 -------          -------
          Total current assets..............................      66,750           68,815
EQUIPMENT AND IMPROVEMENTS, net.............................       6,998            6,636
INTANGIBLE ASSETS, net of accumulated amortization of $839
  (June 30, 1997) and $665 (March 31, 1997).................       9,703            9,237
OTHER ASSETS................................................         873              391
                                                                 -------          -------
          TOTAL.............................................     $84,324          $85,079
                                                                 =======          =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................     $    60          $ 1,342
  Accounts payable -- trade.................................       6,409            5,668
  Accrued expenses..........................................       5,932            4,669
  Deferred revenue..........................................       5,766            6,394
  Current portion of long-term debt.........................         966              853
                                                                 -------          -------
          Total current liabilities.........................      19,133           18,926
LONG-TERM DEBT..............................................         539            1,146
DEFERRED INCOME TAX LIABILITY...............................         499              499
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares
     authorized; 6,433,000 (June 30, 1997 and March 31,
     1997) shares issued and outstanding....................         887              887
  Additional paid in capital................................      55,153           55,153
  Retained earnings.........................................       8,113            8,468
                                                                 -------          -------
          Total shareholders' equity........................      64,153           64,508
                                                                 -------          -------
TOTAL.......................................................     $84,324          $85,079
                                                                 =======          =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                  1997           1996
                                                              -------------    --------
                                                              (AS RESTATED,
                                                               SEE NOTE 3)
Revenues....................................................     $24,811        $20,465
Direct operating expenses...................................      20,028         14,720
                                                                 -------       --------
Gross margin................................................       4,783          5,745
Selling, general and administrative expenses................       5,638          4,417
                                                                 -------       --------
Operating income (loss).....................................        (855)         1,328
Interest income.............................................         310            232
Interest expense............................................         (14)            (9)
                                                                 -------       --------
Income (loss) before income taxes (benefit).................        (559)         1,551
Provision (benefit) for income taxes........................        (204)           620
                                                                 -------       --------
Net income (loss)...........................................     ($  355)          $931
                                                                 =======       ========
Net income (loss) per share.................................     ($ 0.06)         $0.20
                                                                 =======       ========
Number of shares used to compute net income (loss) per
  share.....................................................       6,419          4,735
                                                                 =======       ========

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                  1997          1996
                                                              -------------    -------
                                                              (AS RESTATED,
                                                               SEE NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $  (355)      $   931
                                                                 -------       -------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................         505           251
    Provision for losses on accounts receivable.............          75            62
    Changes in assets and liabilities:
      (Increase) decrease in:
         Receivables........................................      (2,794)       (1,055)
         Inventory..........................................        (508)         (448)
         Other current assets...............................         478          (751)
         Other assets.......................................        (460)         (154)
      Increase (decrease) in:
         Accounts payable -- trade..........................         741          (548)
         Accrued expenses...................................       1,263        (1,095)
         Income taxes receivable............................        (600)
         Deferred revenue...................................        (628)         (831)
                                                                 -------       -------
         Total adjustments..................................      (1,928)       (4,569)
                                                                 -------       -------
         Net cash used in operating activities..............      (2,283)       (3,638)
                                                                 -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................        (557)         (245)
  Payment for acquisition of certain assets.................      (1,147)       (2,889)
  Sale of investments.......................................       4,000
                                                                 -------       -------
         Net cash provided by (used in) investing
           activities.......................................       2,296        (3,134)
                                                                 -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt................................                     1,050
  Payments and maturities on long-term debt.................      (1,836)         (411)
  Exercise of stock options.................................
                                                                 -------       -------
         Net cash (used in) provided by financing
           activities.......................................      (1,836)          639
                                                                 -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (1,823)       (6,133)
CASH AND CASH EQUIVALENTS, beginning of period..............      22,948        19,314
                                                                 -------       -------
CASH AND CASH EQUIVALENTS, end of period....................     $21,125       $13,181
                                                                 =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash paid during the period for:
    Income taxes............................................     $   407       $     0
                                                                 =======       =======
    Interest................................................     $    70       $     9
                                                                 =======       =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE
  AS FOLLOWS:
  Current assets............................................     $   409       $   853
  Equipment.................................................         138         1,520
  Goodwill and other intangibles............................         660         2,465
                                                                 -------       -------
                                                                   1,207         4,838
                                                                 -------       -------
  Note issued...............................................          60
  Liabilities assumed.......................................                     1,949
                                                                 -------       -------
         Net cash paid for acquisitions.....................     $ 1,147       $ 2,889
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

     The consolidated financial statements for the three months ended June 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1997 as amended by Form 10-K/A filed on March 18,1998.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly-owned subsidiaries over which the Company has direct or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

     Net Income (Loss) Per Common Share -- Net income (loss) per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits.

2. SUBSEQUENT EVENTS

     Subsequent to June 30, 1997, the Company acquired the business of a company similar to that of COHR Inc. The acquisition included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $243,000, of which $180,000 was paid in cash, with a short term note issued for the remainder.

3. RESTATEMENT

     Subsequent to the issuance of the Company's fiscal 1997 consolidated financial statements, the Company's management determined that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. As a result, the accompanying consolidated balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three months ended June 30, 1997 have been restated from the amounts previously reported to reverse these sales and to record the appropriate liabilities.

                           COHR INC. AND SUBSIDIARIES

                        THREE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

     A summary of the significant effects of the restatement is as follows:

                                                        AS PREVIOUSLY       AS
                                                          REPORTED       RESTATED
                                                        -------------    --------
AT MARCH 31, 1997:
  Accounts receivable.................................     $25,439       $24,681
  Accounts payable -- trade...........................       4,040         5,668
  Accrued expenses....................................       2,618         4,669
  Retained earnings...................................      10,961         8,468
AT JUNE 30, 1997
  Accounts receivable.................................     $29,925       $28,097
  Accounts payable - trade............................       3,309         6,409
  Accrued expenses....................................       2,972         5,932
  Retained earnings...................................      12,545         8,113
FOR THE THREE MONTHS ENDED JUNE 30, 1997:
  Revenues............................................     $26,411       $24,811
  Direct operating expenses...........................      19,162        20,028
  Selling, general and administrative expenses........       4,872         5,638
  Income (loss) before taxes (benefit)................       2,673          (559)
  Net income (loss)...................................       1,584          (355)
  Net income (loss) per share.........................         .24          (.06)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     The Company has concluded that a restatement of previously reported financial statements for the first two quarters of fiscal year 1998 and for fiscal year 1997 is appropriate based upon management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. Please see Note 3 to the Consolidated Financial Statements for the Three Months Ended June 30, 1997.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1997, as restated, versus Three Months Ended June 30, 1996

     Revenues. The Company's revenues for the three months ended June 30, 1997 totaled $24.8 million, an increase of $4.3 million or 21.2% over revenues of $20.5 million for the three months ended June 30, 1996. Of the $4.3 million increase in revenues, $3.9 million resulted from growth in COHR MasterPlan. The $3.9 million was primarily from increases in revenues from sites acquired or opened in previous periods. The Company acquired one new service and sales site in the three months ended June 30, 1997.

     Direct Operating Expenses. The Company's direct expenses for the three months ended June 30, 1997 totaled $20.0 million which represented an increase of $5.3 million or 36.1% over the three months ended June 30, 1996 total of $14.7 million. Direct operating expenses as a percentage of revenues for the three months ended June 30, 1997 increased to 80.7% from 71.9% for the three months ended June 30, 1996. Factors contributing to the increase include growth in the number of sales and service employees and related employee costs, start-up costs associated with new accounts, the outsourcing of a greater number of services provided to customers, and an increase in customer rebate accruals.

     Gross Margin. The Company's gross margin for the three months ended June 30, 1997 totaled $4.8 million, a decrease of $0.9 million or 16.7% from the three months ended June 30, 1996 total of $5.7 million. Gross margin as a percentage of revenues decreased to 19.3% for the three months ended June 30, 1997 from 28.1% for the three months ended June 30, 1996. Factors contributing to the decrease in gross margin include the increased expenses identified in the discussion of direct operating expenses above.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended June 30, 1997 totaled $5.6 million, an increase of $1.2 million or 27.3% over the three months ended June 30, 1996 total of $4.4 million. As a percentage of revenues, selling, general and administrative expenses increased during the three months ended June 30, 1997 to 22.7% from 21.6% during the three months ended June 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. Other factors contributing to the increase include increases in the number of support personnel, facility expenses and other expenses incurred to generate new business and integrate recent acquisitions.

     Operating Income (Loss). The Company's operating loss for the three months ended June 30, 1997 totaled $0.9 million, a decrease of $2.2 million from operating income for the three months ended June 30, 1996 of $1.3 million. Operating loss as a percentage of revenues for three months ended June 30, 1997 was a 3.4% charge as compared to a 6.5% return for the three months ended June 30, 1996. The operating loss can be primarily attributed to the factors identified in the discussion of direct operating expenses and selling, general and administrative expenses above.

     Provision for Income Taxes (Benefit). The Company's income tax benefit for the three months ended June 30, 1997 totaled $0.2 million, a decrease in tax of $.8 million from the income tax provision for the three months ended June 30, 1996 total of $.6 million. The Company's effective tax (benefit) rate was (36.5%) for the three months ended June 30, 1997 and 40% for the three months ended June 30, 1996. The effective tax benefit rate for the three months ended June 30, 1997 was lower than it would have otherwise been due to the fact that the Company is unable to carryback net operating losses for state income tax purposes.

     Net Income (Loss). The Company's net loss for the three months ended June 30, 1997 totaled $0.4 million, a decrease of $1.3 million from net income for the three months ended June 30, 1996 of $.9 million. As a percentage of revenues, the net loss resulted in a 1.4% charge for the three months ended June 30, 1997 as compared to a 4.5% return for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $47.6 million and $49.9 million as of June 30, 1997 and March 31, 1997, respectively. The Company had cash, cash equivalents and short term investments of $23.1 million and $28.9 million for the same respective periods. The decrease in the amount of cash, cash equivalents and short term investments during the three months of fiscal year 1998 was primarily attributable to a net operating loss (offset in part by noncash charges for depreciation, amortization and provision for losses on accounts receivable), capital expenditures and payment for acquired assets of businesses and a repayment of long-term debt.

     The Company allowed its revolving credit line to expire and has not sought a renewal thereof. The Company has not paid dividends since its initial public offering in February of 1996.

     Net cash used in operating activities was $2.3 million and $3.6 million for the three months ended June 30, 1997 and 1996, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, accounts payable, accrued expenses and current income tax liabilities.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS

     (a) Exhibits included or incorporated herein:

        See Index to Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          (Registrant)

Date: March 19, 1998                             /s/ STEPHEN W. GAMBLE

                                          --------------------------------------
                                          Stephen W. Gamble
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: March 19, 1998                              /s/ DANIEL F. CLARK

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

ITEM (A) 3

     (a) Exhibits

                                                                                 SEQUENTIALLY
        EXHIBIT                                                                    NUMBERED
        NUMBER                             DESCRIPTION                               PAGE
        -------                            -----------                           ------------
         3.1*      Certificate of Incorporation of Registrant..................
         3.2*      By-laws of Registrant.......................................
         4.1*      Form of Warrant to be issued to the Representatives of the
                   Underwriters................................................
         4.2*      Form of Registration Rights Agreement between Registrant,
                   Healthcare Association of Southern California ("HASC") and
                   Hospital Council Coordinated Programs, Inc. ................
         4.3*      Specimen Stock Certificate..................................
        10.1*      Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors............
        10.2*      Employment Agreement between Registrant and Paul Chopra,
                   effective January 1, 1996...................................
        10.4*      Form of 1995 Stock Option Plan of Registrant and Form of
                   Nonstatutory Option Grant Under the Plan....................
        10.8**     Office Lease between TCEP II properties and Registrant dated
                   May 8, 1996.................................................
        10.9***    1996 Stock Option Plan of Registrant, as amended and
                   restated on June 17, 1997...................................
        11         Computation of Net Income (Loss) Per Share..................

---------------
  * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

 ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

*** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.