Form 10-Q/A
period 1997-09-30
COHR INC
filed 1998-03-19
CIK 1005123

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

                           COHR INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I   FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements...........................     3
         Consolidated Balance Sheets as of September 30, 1997
         (unaudited) and
         March 31, 1997..............................................     3
         Consolidated Statements of Operations for the three months ended September 30, 1997 and September 30, 1996 (unaudited)
         and the six months ended September 30, 1997 and September
         30, 1996 (unaudited)........................................     4
         Consolidated Statements of Cash Flows for the six months
         ended September 30, 1997 and September 30, 1996
         (unaudited).................................................     5
         Notes to Consolidated Financial Statements..................     6
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8

PART II  OTHER INFORMATION
Item 6   Exhibits....................................................    10

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

     In its press release attached as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended December 31, 1997 filed with the Securities and Exchange Commission on February 17, 1998, the Company announced its intention to restate previously reported financial statements for the first two quarters of fiscal 1998 and for the fiscal year ended March 31, 1997. The following items of the Company's Form 10-Q for the quarter ended September 30, 1997 are hereby amended.

                                     PART I

                           COHR INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                              SEPTEMBER 30,      MARCH 31,
                                                                  1997             1997
                                                              -------------    -------------
                                                                               (AS RESTATED,
                                                               (UNAUDITED)      SEE NOTE 3)
CURRENT ASSETS:
  Cash and cash equivalents.................................     $18,451          $22,948
  Investments...............................................       2,000            6,000
  Accounts receivable -- Trade, net of allowance for
     doubtful accounts of $1,825 (September 30, 1997) and
     $1,490 (March 31, 1997)................................      30,366           24,681
     Other..................................................         332            2,325
  Inventory.................................................       9,659            9,126
  Prepaid expenses and other................................       1,684            1,263
  Income tax refund receivable..............................       3,827            1,348
  Deferred income tax asset.................................       1,138            1,124
                                                                 -------          -------
          Total current assets..............................      67,457           68,815
EQUIPMENT AND IMPROVEMENTS, net.............................       7,144            6,636
INTANGIBLE ASSETS, net of accumulated amortization of $1,108
  (September 30, 1997) and $665 (March 31, 1997)............       9,543            9,237
OTHER ASSETS................................................       1,288              391
                                                                 -------          -------
          TOTAL.............................................     $85,432          $85,079
                                                                 =======          =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................     $   137          $ 1,342
  Accounts payable -- trade.................................       7,205            5,668
  Accrued expenses..........................................       5,696            4,669
  Deferred revenue..........................................       6,670            6,394
  Current portion of long-term debt.........................         850              853
                                                                 -------          -------
          Total current liabilities.........................      20,558           18,926
LONG-TERM DEBT..............................................         509            1,146
DEFERRED INCOME TAX LIABILITY...............................         611              499
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding Common
     Stock, $.01 par value; 20,000,000 shares authorized;
     6,433,000 (September 30, 1997) and 6,391,000 (March 31,
     1997) shares issued and outstanding....................         887              887
  Additional paid in capital................................      55,153           55,153
  Retained earnings.........................................       7,714            8,468
                                                                 -------          -------
          Total shareholders' equity........................      63,754           64,508
                                                                 -------          -------
          TOTAL.............................................     $85,432          $85,079
                                                                 =======          =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                ------------------------    ------------------------
                                                    1997          1996          1997          1996
                                                -------------    -------    -------------    -------
                                                (AS RESTATED,               (AS RESTATED,
                                                 SEE NOTE 3)                 SEE NOTE 3)
Revenues......................................     $25,964       $21,205       $50,775       $41,670
Direct operating expenses.....................      21,374        15,272        41,402        29,992
                                                   -------       -------       -------       -------
Gross margin..................................       4,590         5,933         9,373        11,678
Selling, general and administrative
  expenses....................................       5,422         4,208        11,060         8,625
                                                   -------       -------       -------       -------
Operating income (loss).......................        (832)        1,725        (1,687)        3,053
Interest income...............................         264            83           574           315
Interest expense..............................         (23)            0           (37)           (9)
                                                   -------       -------       -------       -------
Income (loss) before income taxes (benefit)...        (591)        1,808        (1,150)        3,359
Provision (benefit) for income taxes..........        (192)          744          (396)        1,364
                                                   -------       -------       -------       -------
Net income (loss).............................     $  (399)      $ 1,064       $  (754)      $ 1,995
                                                   =======       =======       =======       =======
Net income (loss) per share...................     $ (0.06)      $  0.22       $ (0.12)      $  0.41
                                                   =======       =======       =======       =======
Number of shares used to compute net income
  (loss) per share............................       6,433         4,832         6,426         4,832
                                                   =======       =======       =======       =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1997            1996
                                                              -------------      -------
                                                              (AS RESTATED,
                                                               SEE NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $  (754)        $ 1,995
                                                                 -------         -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       1,046             462
     Provision for losses on accounts receivable............         485             140
     Deferred income tax asset -- current portion...........          98
     Change in assets and liabilities, net of effect of
      acquisition of certain assets:
       Accounts receivable -- trade.........................      (4,177)         (4,475)
       Inventory............................................         (54)         (1,199)
       Prepaid expense and other............................        (421)            108
       Income tax refund receivable.........................      (2,479)
       Other assets.........................................        (717)           (132)
       Accounts payable -- trade............................       1,537              83
       Accrued expenses.....................................       1,027          (1,895)
       Deferred revenue.....................................         276          (1,343)
                                                                 -------         -------
          Total adjustments.................................      (3,379)         (8,251)
                                                                 -------         -------
          Net cash used in operating activities.............      (4,133)         (6,256)
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................        (973)         (1,291)
  Payment for acquisition of certain assets.................      (1,327)         (3,886)
  Sale of investments.......................................       4,000
                                                                 -------         -------
          Net cash provided by (used in) investing
           activities.......................................       1,700          (5,177)
                                                                 -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt................................                       1,498
  Payments on long-term debt................................      (2,064)            (61)
  Issue of stock............................................                         180
                                                                 -------         -------
          Net cash (used in) provided by financing
           activities.......................................      (2,064)          1,617
                                                                 -------         -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (4,497)         (9,816)
CASH AND CASH EQUIVALENTS, beginning of year................      22,948          19,314
                                                                 -------         -------
CASH AND CASH EQUIVALENTS, end of year......................     $18,451         $ 9,498
                                                                 =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Cash paid during the period for:
  Income taxes..............................................     $ 2,775         $ 1,010
                                                                 =======         =======
  Interest..................................................     $    37         $     9
                                                                 =======         =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE
  AS FOLLOWS:
  Current assets............................................     $   479         $ 1,988
  Equipment.................................................         138             905
  Goodwill and other intangibles............................         929           3,410
                                                                 -------         -------
                                                                   1,546           6,303
                                                                 -------         -------
  Note issued
  Liabilities assumed.......................................         219           2,417
                                                                 -------         -------
          Net cash paid for acquisitions....................     $ 1,327         $ 3,886
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

     The consolidated financial statements for the three month and six month periods ended September 30, 1997 (restated) and September 30, 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1997 as amended by Form 10-K/A filed on March 18, 1998.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly-owned subsidiaries over which the Company has direct or indirect or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

     Net Income (Loss) per Common Share -- Net income (loss) per common share is computed based on the weighted average number of shares outstanding. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for Earnings per Share
(EPS). The accounting and disclosure requirements of this statement are effective for financial statements for interim and annual periods ending after December 15, 1997, earlier adoption is not permitted. The calculation of basic EPS for the period ended September 30, 1997, under SFAS No. 128 would not be materially different from those reported.

2. SUBSEQUENT EVENTS

     Subsequent to September 30, 1997, the Company acquired the business of a company similar to that of COHR Inc. The acquisition included the purchase of certain assets including inventory, equipment, and other assets, for a purchase price of $385,000, of which $250,000 was paid in cash, with a short term note issued for the remainder.

3. RESTATEMENT

     Subsequent to the issuance of the Company's fiscal 1997 consolidated financial statements, the Company's management determined that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. As a result, the accompanying consolidated balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three and six months ended September 30, 1997 have been restated from the amounts previously reported to reverse these sales and to record the appropriate liabilities.

                           COHR INC. AND SUBSIDIARIES

                     THREE MONTHS AND THE SIX MONTHS ENDED
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

     A summary of the significant effects of the restatement is as follows:

                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
AT MARCH 31, 1997:
  Accounts receivable.......................................     $25,439      $24,681
  Accounts payable -- trade.................................       4,040        5,668
  Accrued expenses..........................................       2,618        4,669
  Retained earnings.........................................      10,961        8,468
AT SEPTEMBER 30, 1997
  Accounts receivable.......................................     $31,785      $30,366
  Accounts payable -- trade.................................       2,962        7,205
  Accrued expenses..........................................       1,953        5,696
  Retained earnings.........................................      13,788        7,714
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:
  Revenues..................................................     $25,591      $25,964
  Direct operating expenses.................................      18,634       21,374
  Selling, general and administrative expenses..............       5,112        5,422
  Income (loss) before taxes................................       2,086         (591)
  Net income (loss).........................................       1,268         (399)
  Net income (loss) per share...............................         .19         (.06)
FOR THE SIX MONTHS ENDED SEPTEMBER, 1997:
  Revenues..................................................     $52,002      $50,775
  Direct operating expenses.................................      37,796       41,402
  Selling, general and administrative expenses..............      14,206       11,060
  Income (loss) before taxes................................       4,759       (1,150)
  Net (loss) income.........................................       2,827         (754)
  Net income (loss) per share...............................         .43         (.12)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading national outsourcing service organization providing equipment servicing, group purchasing and other services to hospitals, integrated health systems and alternate site providers.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     The Company has concluded that a restatement of previously reported financial statements for the first two quarters of fiscal year 1998 and for fiscal year 1997 is appropriate based upon management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities were understated. Please see Note 3 to the Consolidated Financial Statements for the Three and Six Months Ended September 30, 1997.

RESULTS OF OPERATIONS

  Six Months Ended September 30, 1997, as restated, versus Six Months Ended September 30, 1996

     Revenues. The Company's revenues for the six months ended September 30, 1997 totaled $50.8 million, an increase of $9.1 million or 21.8% over revenues of $41.7 million for the six months ended September 30, 1996. Of the $9.1 million increase in revenues, $8.5 million resulted from growth in COHR MasterPlan. The $8.5 million increase resulted primarily from internally generated growth. The Company acquired two new service and sales sites in the six months ended September 30, 1997.

     Direct Operating Expenses. The Company's direct expenses for the six months ended September 30, 1997 totaled $41.4 million which represented an increase of $11.4 million or 38.0% over the six months ended September 30, 1996 total of $30.0 million. Direct operating expenses as a percentage of revenues for the six months ended September 30, 1997 increased to 81.5% from 72.0% for the six months ended September 30, 1996. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection. Additional factors contributing to the increase include growth in the number of sales and service employees and related employee costs, start-up costs associated with new accounts, the outsourcing of a greater number of services provided to customers, and an increase in customer rebate accruals.

     Gross Margin. The Company's gross margin for the six months ended September 30, 1997 totaled $9.4 million, a decrease of $2.3 million or 19.7% from the six months ended September 30, 1996 total of $11.7 million. Gross margin as a percentage of revenues decreased to 18.5% for the six months ended September 30, 1997 from 28.0% for the six months ended September 30, 1996.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the six months ended September 30, 1997 totaled $11.1 million, an increase of $2.5 million or 28.2% over the six months ended September 30, 1996 total of $8.6 million. As a percentage of revenues, selling, general and administrative expenses increased during the six months ended September 30, 1997 to 21.8% from 20.7% during the six months ended September 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. Other factors contributing to the increase include increases in the number of support personnel, facility expenses and other expenses incurred to generate new business and integrate recent acquisitions and an increase in the provision for losses on accounts receivable.

     Operating Income (Loss). The Company's operating loss for the six months ended September 30, 1997 totaled $1.7 million, a decrease of $4.8 million from operating income for the six months ended September 30, 1996 of $3.1 million. Operating income (loss) as a percentage of revenues for the six months ended September 30, 1997 decreased to a 3.3% charge as compared to a 7.3% return for the six months ended September 30, 1996. The operating loss can be attributed to factors identified in the discussion of Direct Operating Expenses and Selling, General and Administrative Expenses above.

     Provision for Income Taxes (Benefit). The Company's income tax benefit for the six months ended September 30, 1997 totaled $0.4 million, a decrease in taxes of $1.8 million from the provision for income taxes for the six months ended September 30, 1996 of $1.4 million. The Company's effective tax (benefit) rate was (34.4%) for the six months ended September 30, 1997 and 40.6% for the six months ended September 30, 1996. The effective benefit rate for the six months ended September 30, 1997 was lower than it would have otherwise been due to the fact that the Company is unable to carryback net operating losses for state income tax purposes.

     Net Income (Loss). The Company's net loss for the six months ended September 30, 1997 totaled $0.8 million, a decrease of $2.8 million from net income for the six months ended September 30, 1996 of $2.0 million. As a percentage of revenues, net loss was a 1.5% charge for the six months ended September 30, 1997 as compared to a 4.8% return for the six months ended September 30, 1996.

  Three Months Ended September 30, 1997, as restated, versus Three Months Ended September 30, 1996

     Revenues. The Company's revenues for the three months ended September 30, 1997 totaled $26.0 million, an increase of $4.8 million or 22.4% over revenues of $21.2 million for the three months ended September 30, 1996. Of the $4.8 million increase in revenues, $4.2 million resulted from growth in COHR MasterPlan. The $4.2 million increase resulted primarily from increases in revenues from internally generated growth. The Company acquired one new service and sales site in the three months ended September 30, 1997.

     Direct Operating Expenses. The Company's direct expenses for the three months ended September 30, 1997 total $21.4 million which represented an increase of $6.1 million or 39.9% over the three months ended September 30, 1996 total of $15.3 million. Direct operating expenses as a percentage of revenues for the three months ended September 30, 1997 increased to 82.3% from 72.0% for the three months ended September 30, 1996. This increase resulted primarily from the fact the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection. Additional factors contributing to the increase include growth in the number of sales and service employees and related employee costs, start-up costs associated with new accounts, the outsourcing of a greater number of services provided to customers, and an increase in customer rebate accruals.

     Gross Margin. The Company's gross margin for the three months ended September 30, 1997 totaled $4.6 million, a decrease of $1.3 million or 22.6% over the three months ended September 30, 1996 total of $5.9 million. Gross margin as a percentage of revenues decreased to 17.7% for the three months ended September 30, 1997 from 28.0% for the three months ended September 30, 1996.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended September 30, 1997 totaled $5.4 million, an increase of $1.2 million or 28.9% over the three months ended September 30, 1996 total of $4.2 million. As a percentage of revenues, selling, general and administrative expenses increased during the three months ended September 30, 1997 to 20.9% from 19.8% during the three months ended September 30, 1996. The absolute increase in expenses reflected the increase in costs necessary to support the Company's expanded operations. The increase in selling, general and administrative expenses as a percentage of revenues reflected additional provision for losses on accounts receivable and increases in the number of support personnel, facility expenses and other expenses incurred to generate new business and integrate recent acquisitions.

     Operating Income (Loss). The Company's operating loss for the three months ended September 30, 1997 total $0.8 million, a decrease of $2.5 million from operating income for the three months ended September 30, 1996 of $1.7 million. Operating income (loss) as a percentage of revenues for the three months ended September 30, 1997 decreased to a 3.2% charge as compared to a 8.1% return for the three months ended September 30, 1996. The operating loss can be attributed to factors identified in the discussion of Direct Operating Expenses and Selling, General and Administrative Expenses above.

     Provision for Income Taxes (Benefit). The Company's income tax benefit for the three months ended September 30, 1997 totaled $0.2 million, a decrease in taxes of $0.9 million over the provision for income taxes for the three months ended September 30, 1996 of $0.7 million. The Company's effective tax rate (benefit) for the three months ended September 30, 1997 was (32.5%) as compared to 41.2% for the three months ended September 30, 1996. The effective benefit rate for the three months ended September 30, 1997 was lower than it would have otherwise been due to the fact that the Company is unable to carryback net operating losses for state income tax purposes.

     Net Income (Loss). The Company's net loss for the three months ended September 30, 1997 totaled $0.4 million, a decrease of $1.5 million from net income for the three months ended September 30, 1996 of $1.1 million. As a percentage of revenues, the net loss was a 1.5% charge in the three months ended September 30, 1997 as compared to a 5.0% return for the three months ended September 30, 1996.

  Liquidity and Capital Resources

     The Company had working capital of $46.9 million and $49.9 million as of September 30, 1997 and March 31, 1997, respectively. The Company had cash, cash equivalents and short-term investments of $20.5 million and $28.9 million for the same respective periods. The decrease in the amount of cash, cash equivalents and short term investments during the first six months of fiscal year 1998 was primarily attributable to the net operating loss (offset in part by noncash charges for depreciation, amortization and provision for losses on accounts receivable), capital expenditures and payment for acquired assets of business and a repayment of long-term debt.

     Net cash used in operating activities was $4.1 million and $6.3 million for the six months ended September 30, 1997 and 1996, respectively. The fluctuations in cash used in operations is due primarily to changes in accounts receivable, inventories, prepaid expenses, notes payable, accounts payable and accrued expenses.

     Net cash provided by (used in) investing activities was $1.7 million and $(5.2) million for the six months ended September 30, 1997 and 1996, respectively. The principal source of cash in the six months ended September 30, 1997 was the maturity of short-term investments. The principal uses of this cash were for the purchase of businesses, customer lists and related assets. Capital expenditures during these periods amounted to $1.0 million and $1.3 million, respectively.

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

                                          --------------------------------------
                                          Daniel F. Clark
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
     NUMBER                           DESCRIPTION                               PAGE
    -------                           -----------                           ------------
     3.1*     Certificate of Incorporation of Registrant..................
     3.2*     By-laws of Registrant.......................................
     4.1*     Form of Warrant to be issued to the Representatives of the
              Underwriters................................................
     4.2*     Form of Registration Rights Agreement between Registrant,
              Healthcare Association of Southern California ("HASC") and
              Hospital Council Coordinated Programs, Inc..................
     4.3*     Specimen Stock Certificate..................................
    10.1*     Form of Indemnity Agreement entered into between Registrant and each of its executive officers and directors............
    10.2*     Employment Agreement between Registrant and Paul Chopra,
              effective January 1, 1996...................................
    10.4*     Form of 1995 Stock Option Plan of Registrant and Form of
              Nonstatutory Option Grant Under the Plan....................
    10.8**    Office Lease between TCEP II properties and Registrant dated
              May 8, 1996.................................................
    10.9***   1996 Stock Option Plan of Registrant, as amended and
              restated on June 17, 1997...................................
    11        Computation of Net Income (Loss) Per Share..................

---------------

  * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.
 ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.
*** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.