Form 10-K
period 1998-03-31
COHR INC
filed 1998-06-29
CIK 1005123

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-27506

                                ----------------

                                    COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             95-4559155
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                IDENTIFICATION)

          21540 PLUMMER STREET
         CHATSWORTH, CALIFORNIA                                  91311-4103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647

                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                                      ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of June 19, 1998 there were outstanding 6,433,189 shares of the Registrant's Common Stock, $0.01 par value ("Common Stock"), which is the only class of Common Stock of the Registrant. As of June 19, 1998 the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, computed based on the closing sale price of $5.1875 per share as reported by the Nasdaq National Market, was approximately $33,372,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission.

================================================================================

                                    COHR INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                                                                       PAGE NO.
                                                                                       --------
PART I
         Item 1.  Business..........................................................       3
         Item 2.  Properties........................................................       9
         Item 3.  Legal Proceedings.................................................       9
         Item 4.  Submission of Matters to a Vote of Security Holders...............       9
PART II
         Item 5.  Market for the Registrant's Common Stock and
                  Related Stockholder Matters.......................................      10
         Item 6.  Selected Financial Data...........................................      11
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................      12
         Item 8.  Financial Statements and Supplementary Data.......................      19
         Item 9.  Changes in and Disagreement with Accountants on Accounting
                  and Financial Disclosure..........................................      19
PART III
         Item 10. Directors and Executive Officers of the Registrant................      20
         Item 11. Executive Compensation............................................      22
         Item 12. Security Ownership of Certain Beneficial Owners and Management....      22
         Item 13. Certain Relationships and Related Transactions....................      22
PART IV
         Item 14. Exhibits, Financial Statements, Financial Statement Schedule
                  and Reports on Form 8-K...........................................      22

                           FORWARD LOOKING STATEMENTS

        Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1993, as amended (the "Securities Act"). COHR Inc. ("COHR" or the "Company") cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors ("Cautionary Statements"), including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

        These "forward looking statements" are found at various places throughout this document. Additionally, the discussions herein under the captions "Business--Services and Products," "Business--Competition," "Business--Regulatory Matters," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" and elsewhere in this Form 10-K. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Moreover, the Company, through its senior management or persons acting on its behalf, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company and such statements are subject to the qualifications set forth herein and in the Cautionary Statements. The Company disclaims any intent or obligation to update publicly or revise "forward looking statements."


                                     PART I

ITEM 1.        BUSINESS



GENERAL

        COHR Inc. ("COHR" or the "Company") is a national outsourcing service company, providing equipment sales and servicing, group purchasing and other ancillary services to the health care industry. Other services include providing on-site security, management consulting, employee-benefits insurance brokerage, medical credentials verification and insurance claims-management software to hospitals, integrated health systems and alternate site providers. COHR was founded in 1985 by the Healthcare Association of Southern California (HASC), a regional trade association comprised of hospitals, health systems, nursing homes and medical groups. The Company was incorporated in California in 1985 and reincorporated in Delaware in 1996. The Company completed its initial public offering in February 1996 and a second public offering in November 1996. The Company has two lines of business: COHR MasterPlan and Purchase Connection. COHR MasterPlan is the Company's equipment sales and services division, offering a full range of equipment maintenance, repair, consulting, refurbishment and sales services. Purchase Connection is the Company's group purchasing division which offers access to volume-discount pricing on medical, surgical, laboratory and dietary supplies, pharmaceuticals and capital equipment. For financial reporting purposes Purchase Connection also includes the other ancillary services offered by the Company.

RECENT DEVELOPMENTS

        On February 17, 1998, the Company disclosed that it had restated its financial statements for the fiscal year ended March 31, 1997 and for the first two quarters of the fiscal year ended March 31, 1998. All references herein to the financial statements for such periods refer to such financial statements as restated. These restatements related primarily to management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities and reserves were understated.

        In June 1998 the Company announced the appointment of Mr. Raymond List as President and Chief Executive Officer and Mr. Peter Socha as Executive
Vice President, Operations.

        For the fiscal year ended March 31, 1998, the Company reported a net loss of $27.3 million, including pre-tax special charges of $11.4 million. The special charges consisted primarily of a $7.1 million write-off of goodwill related to certain COHR MasterPlan operations which were deemed to be permanently impaired, costs to close certain MasterPlan operations, severance costs and the legal and accounting costs incurred in a special review conducted at the direction of the Board of Directors during the last two quarters of the fiscal year. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        During the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, the Company initiated a cost-reduction program which included a 7% reduction in overall personnel, the closing or restructuring of certain MasterPlan refurbishment and service operations and the closing of certain under-utilized MasterPlan field offices. The Company also instituted stronger credit and collection policies and procedures and is adopting new inventory management procedures to reduce its level of inventory investment.

        Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities and Exchange Commission (the "SEC") has commenced a formal investigation of the Company. See Item 3 "Legal Proceedings."

        In February 1998, the Company had announced the engagement of Lehman Brothers, as its financial advisor, to evaluate strategic alternatives including a possible sale of the Company. In June 1998, the Board of Directors determined that it is not in the best interest of the shareholders to continue to pursue a sale of the Company at the present time.


SERVICES AND PRODUCTS

COHR MASTERPLAN

        Maintenance MasterPlan, COHR MasterPlan's principal product line, is a comprehensive equipment management plan that offers equipment services at a fixed cost. In a typical situation, the Company conducts an extensive audit of a potential client's equipment inventory, existing service contracts, time-and-materials maintenance histories and key department managers' service needs. The data generated from the audit, which includes equipment make and model, its age and expected useful life, maintenance history and location, are compared to a database of equipment maintenance records. The Company then presents the client with a comprehensive proposal, which generally includes cost savings and recommendations for areas of improvement. As part of COHR's pricing of Maintenance MasterPlan, some clients receive a share of the cost savings realized when actual maintenance expenses fall below the agreed upon maintenance budget.

        The Company has found that health care facilities find it increasingly difficult to maintain medical equipment themselves while matching COHR's price and service levels due to overhead and administrative burdens. The Company believes that COHR MasterPlan compares favorably to original equipment manufacturers (or "OEMs") on the basis of price, its quality reputation, the wide range of manufacturers' products serviced, and its ability to provide the customer with unbiased technology management consulting. The Company believes that these factors account for COHR Masterplan's growth from approximately 300 clients in 1993 to over 2,200 today, with an average contract renewal rate of approximately 95%. Over 500 technicians, customer service and marketing personnel operate from 24 regional offices nationwide. COHR MasterPlan revenues increased from $8 million in fiscal year 1993 to almost $82 million in fiscal year 1998. In fiscal year 1998, revenues for COHR MasterPlan were up 23.7% over the previous year.

        Through a total of 23 acquisitions since July 1993, the Company has increased its customer base, added qualified staff and extended the program into new areas. Specifically, these acquisitions enabled the Company to expand its imaging business in the East, Southeast and Northwest and its radiology business in the mid-Atlantic region and the South. In addition, through the acquisition of a large independent service organization (an "ISO"), the Company entered the national sterilizer service and refurbishment markets.

        The Company's strategy is to increase its market share in existing markets by soliciting new accounts and by gaining an increasing proportion of equipment maintenance business in client facilities where some items are still covered by OEM agreements. The Company will continue to develop its ability to service high-technology diagnostic and therapeutic equipment, which typically generates higher margins than the maintenance of less-sophisticated items. The Company will seek to enhance its capabilities to participate in the rapid growth of the refurbished equipment market by purchasing, repairing and reselling used equipment domestically.

PURCHASE CONNECTION

        Group purchasing organizations (or "GPOs") provide their members access to discounted prices on a broad range of products and services by negotiating discounts with manufacturers and distributors based primarily upon the purchasing volume of their membership. To increase the purchasing volume of their membership, GPOs attempt to maximize "compliance"-- the percentage of purchasing volume an individual facility places through contracts negotiated with the GPOs' vendors. Unlike distributors, GPOs do not themselves make purchases, carry an inventory or physically handle product. GPOs derive a substantial portion of their revenues from commissions (as a percentage of purchasing volume) from manufacturers and distributors and also receive from their customers a nominal fee for access to contract pricing. In turn, manufacturers and distributors benefit from the assured access to the GPOs' customers at costs significantly below those attributable to traditional direct sales and marketing, and from the committed volume of product sales.

        Many factors have contributed to the growth of Purchase Connection in a continually evolving health care environment. A national membership of nearly 5,000 facilities accounts for a significant annual volume of contract purchases. Members have been attracted--and retained--by the bottom-line savings generated by these purchases, the low cost of membership, the strong support of an experienced professional staff and the broad range of products available, including over 400,000 discounted medical, surgical, laboratory and dietary supplies, pharmaceuticals and capital equipment. Purchase Connection members also enjoy access to the other value-added services offered by COHR, including on-site security, management consulting, employee-benefits insurance brokerage, medical credentials verification and insurance claims-management software.

        Management intends to grow Purchase Connection by continuing to expand its membership base and through efforts to increase customer compliance. These efforts include encouraging customers to participate in Purchase Connection's sole-source contracts with vendors and engaging in joint marketing efforts with participating manufacturers and distributors. The Company plans to expand its geographic penetration of certain regional markets, particularly in the Midwest and Southeast, by opening regional sales and customer service sites. Finally, the Company intends to introduce a number of new cost-effective products and services to help its members meet their constantly changing operating challenges.



SALES AND MARKETING

        The Company markets its services and products to hospitals, integrated health systems and alternative site providers through a force of 97 people, as of March 31, 1998, in sales, marketing and customer service, allocated between COHR MasterPlan and Purchase Connection. The Company's sales and marketing personnel use a consultative sales approach to leverage relationships in order to sell both programs.

COHR MASTERPLAN

        The Company employed 64 sales, marketing and customer service personnel in its COHR MasterPlan division, who are allocated by region and technical specialty.

        The Company estimates that the sales cycle for the Maintenance MasterPlan typically takes six months to complete. The sales cycle for other maintenance contracts is approximately one month. Appointments with customers, generated by a combination of print advertising response, referrals and cold calls, involve a presentation of the Company's services to the prospective customer.

        Many customers enrolling in Maintenance Masterplan or other maintenance contracts for the first time are often obligated under certain OEM maintenance agreements covering recently purchased high technology equipment. The Company routinely excludes such obligations from the initial Maintenance MasterPlan agreement, and, with the data from customer equipment audits at hand, systematically pursues their later inclusion at competitive prices upon the expiration of the OEM agreement.

PURCHASE CONNECTION

        The Company employed 33 sales, marketing and customer service personnel in its Purchase Connection division, including regionally located personnel to provide customers with quality service. The Company generates leads principally through direct sales efforts, direct mail campaigns targeted to customers of other GPOs, exhibitions at class-specific trade shows and cross marketing through other Company services. Given the large territory to be covered, Purchase Connection has embarked on the development of a telemarketing and customer service group to increase penetration and membership involvement. The goal of this group will be to increase customer compliance and increase customer contact in selected geographic areas.

        The Company's other services and products are actively promoted through field sales personnel who are specialists in their respective disciplines, targeted mailings, advertising, word of mouth, educational programs and cross-marketing.



COMPETITION

        The Company's primary businesses operate in two separate markets, each of which is highly competitive. In the equipment services market, the Company's principal competitors are (i) OEMs, including G.E. Medical Systems, Siemens Medical Systems, Inc. and Picker International, Inc., (ii) ISOs, of which two of the largest are divisions of Steris Inc. and ServiceMaster, L.P., and (iii) in-house servicing departments. In the group purchasing markets, the Company's principal competitors are several major GPOs, including Novation Supply Company, Premier, Inc., MedEcon Services, Inc., AmeriNet, Inc., Health Services Corporation of America, Buy Power and Catholic Materials Management Alliance, as well as in-house corporate purchasing departments of large integrated systems and multi-hospital systems, various manufacturers and regional GPOs. Certain of Purchase Connection's GPO competitors have merged or expanded giving such competitors significantly greater buying power and market leverage. Some have also expanded their market to physicians and other non-hospital customers and broadened their product and service offerings to include activities such as fund raising, resource management and assistance with capitation contracting. The Company's competitors in each of the separate markets have sales representatives competing directly with the Company and many are larger and have greater financial resources than the Company.

        The Company believes that the broad mix of products and services and the favorable pricing structure that it offers its customers enable it to differentiate itself from many of its competitors. The Company is unaware of any other company that offers the combination of equipment services, group purchasing services and other outsourcing services offered by the Company.



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

        Federal Health Care Program Fraud and Abuse. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for the furnishing or arranging for the furnishing of goods, facilities, items or services reimbursable under most federal health care programs, including Medicare and Medicaid programs or (ii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under most federal health care programs, including Medicare or Medicaid programs. The Company is not a separate provider of Medicare or state health program reimbursed services; however, if the Company is deemed to be paying or receiving prohibited remuneration under the group purchasing agreements, the financial arrangements under these agreements could be subject to scrutiny and prosecution under the federal anti-kickback statute, resulting in civil and criminal penalties. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid or other third party payer patients or covered services. The applicability of these provisions to many kinds of business transactions in the health care industry has not yet been the subject of significant federal or state judicial or regulatory interpretation.

        The Company does not believe its GPO operations violate these anti-kickback statutes because it believes its primary relationship with its members, the participation agreement, falls within any "safe harbors" published by the federal government, applicable to GPO organizations, but there can be no assurance that a review of the activities of the Company by courts or regulatory authorities would not result in a restructuring of some or all of these relationships or a determination that could have a material adverse effect on the Company's results of operations or financial condition.

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

        While the Company is not a vendor of commodities, it may be viewed as the agent for its group purchasing customers authorized to negotiate discounted pricing with vendors. The Robinson-Patman Act provides for buyer liability where a vendor engages in prohibited discriminatory pricing and the buyer knowingly induces or receives the discriminatory price. As a consequence, if the discounts negotiated are deemed to be improper, as a participant in the arrangement, the Company may be subject to civil damages or injunctive relief under the statute.

        The Company believes that the pricing and commission policies of its vendors comply with applicable statutory standards, but there can be no assurance that future interpretations of antitrust laws by regulatory authorities or courts will not require a restructuring of some or all of the Company's group purchasing relationships with its vendors or result in a determination that could adversely affect the Company. The Company does not believe that the commissions it receives from vendors are prohibited by the statutes because it provides services in exchange for the commissions.

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

        Because the Company's group purchasing customers remain separate legal entities, distinct from each other and from the Company, concerted action through the GPO such as collective refusals to deal, improper sharing of price information or other coordinated conduct may lead to allegations of prohibited anticompetitive conduct. The Company believes that it complies with such state and federal laws (including the Sherman Act) as may affect group purchasing organizations, but there is no assurance that the review of the Company's business by courts or regulatory authorities will not result in a determination that could materially adversely affect the operations of the Company.

        Insurance Laws and Regulations. Laws in all states regulate the business of selling and marketing insurance products, such as life and health insurance, fire and casualty insurance and variable annuities. The Company believes it is in material compliance with applicable laws in the states in which it conducts such business as are applicable to the Company's insurance products but there can be no assurance that future interpretations of insurance laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's insurance operations. In October 1996, the Company became aware that following its reincorporation in Delaware in January 1996 and until October 1996, it had operated its insurance brokerage business in California without the requisite license. The Company's predecessor was licensed to conduct the insurance brokerage business in California until January 1996 and the Company received its own license in October 1996. The Company disclosed to the California Department of Insurance that it had operated an insurance brokerage business in California without the requisite license from January 1996 to October 1996 and the facts relating thereto. The Company was advised that the Department of Insurance would open an investigation file in accordance with its standard procedures. The Company believes, based on discussions with regulatory officials, that no material enforcement action will be taken against the Company. To date, there has been no action taken by the Department of Insurance. There is no assurance that the Company may not be subject to penalties or sanctions. Following its reincorporation and prior to receipt of its own license, the Company had received aggregate brokerage commissions with respect to policy renewals totaling $138,455. Under the California Insurance Code, the Company could be required to disgorge all such commissions. In addition, the California Department of Insurance could fine the Company an amount up to 30 percent of such commissions or place restrictions or limitations upon the Company's license, such as a requirement for filing periodic reports on the Company's insurance brokerage business for a fixed period of time. The imposition of limitations upon its insurance brokerage license in California, either individually or in the aggregate, could have a material adverse effect on the Company's business.

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



BUSINESS SEGMENTS

        The Company currently provides services to the health care industry through two principal business segments: COHR MasterPlan and Purchase Connection. COHR MasterPlan provides equipment sales and services to hospitals and other health care providers. Purchase Connection is a group purchasing organization that negotiates pricing for its membership with manufacturers and distributors. Refer to Note 13 of the Consolidated Financial Statements, which disclosure is incorporated herein by reference.



EMPLOYEES

        As of March 31, 1998, the Company employed a total of 869 persons, consisting of 97 in sales, marketing and customer service, 456 equipment technicians, 140 security guards and 176 in finance, administration and information systems. Recent cost-reduction initiatives have reduced the total employee count to 811 as of June 15, 1998. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

        The Company uses an in-house training program in order to maintain its service level. Many of the Company's technicians have been employed by the Company for over five years.

ITEM 2.        PROPERTIES

        The Company's principal executive offices are located in Chatsworth, California and consist of approximately 76,000 square feet of leased office, warehouse and workshop space. This facility houses certain of the Company's senior management, as well as management information systems, finance and human resources, its Purchase Connection division and the Company's principal equipment service facility. This lease expires in January 2009 and includes two options to extend the term of the lease for consecutive periods of sixty months each. The Company believes that this space is adequate to meet its current uses and anticipated growth.

        The Company also leases service and sales sites in Brea, Murrieta, Pleasanton, Fresno and Ontario, California; Cuyahoga Falls and Pickerington, Ohio; Erie County and Pittsburgh; Pennsylvania; Arlington, Washington; Islandia, New York; Ft. Lauderdale, Florida; Charleston, West Virginia; Fredricksburg and Richmond, Virginia; Fenton, Missouri; and Windsor, Connecticut.


ITEM 3.        LEGAL PROCEEDINGS

        The Company, certain of its present and former officers and directors and others are named as defendants in four purported class action lawsuits which allege, among other things, false and misleading statements in various public disclosures in violation of federal and/or state securities laws. Sherleigh Associates Inc. Profit Sharing Plan v. Cohr, Inc. et al. (Case No. 98-3028 JSL) was filed in the United States District Court for the Central District of California on or about April 21, 1998. Zabronsky et al. v. Cohr, Inc. et al. (Case No. 98-3493 JSL) was filed in the same court on May 6, 1998. Bird v. Cohr, Inc. et al. (Case No. 98-4177 WMB) was filed in the same court on May 27, 1998. Leeds v. Malhotra et al. (Case No. BC198490) was filed in the Superior Court of the State of California, Los Angeles County, on April 16, 1998. The plaintiffs in each action seek to represent a class of purchasers of the Company's common stock during various time periods between 1996 and 1998.

        The plaintiffs in each of the three federal actions filed in the United States District Court for the Central District of California assert claims of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and of certain regulations promulgated thereunder. The plaintiffs in each of the three federal actions seek unspecified compensatory damages, interest, attorneys fees and costs, and injunctive and/or other relief as permitted by law. The plaintiff in the action filed in California Superior Court asserts claims of violations of California Corporations Code Sections 25400 and 25500. The plaintiff in that action seeks unspecified compensatory damages, interest, attorneys fees and costs, and injunctive and/or other relief as permitted by law. No class has been certified in any of these actions.

        A shareholder of the Company has brought a derivative lawsuit purportedly on behalf of the Company, alleging breaches of fiduciary duty and related claims, and naming certain of its present and former officers and directors as defendants, with the Company as a nominal defendant. This action, which is entitled Schug v. Chopra et al. (Case No. BC190933) was filed in the Superior Court for the State of California, Los Angeles County, on May 12, 1998. The shareholder-plaintiff seeks unspecified compensatory and punitive damages, disgorgement of profits and gains, attorneys fees and costs, injunctive relief, and other relief as permitted by law.

        The Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company. The Company understands that the investigation relates to, among other things: (1) the accuracy of the Company's financial statements and periodic filings with the SEC; (2) the accuracy of the Company's books and records; (3) the adequacy of the Company's system of internal accounting controls; and (4) trading of the Company's securities by certain present or former officers, directors, or employees, or other persons. The Company intends to cooperate fully with the SEC's investigation.

        Management is unable to predict at this time the final outcome of the matters described above or whether the resolution of such matters will materially affect the Company's results of operations, cash flows or financial position.

        The Company is also involved from time to time in various legal proceedings incidental to the normal conduct of its business. Management does not believe that such proceedings are likely, individually or in the aggregate, to have a material adverse effect on the Company's business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's common stock began trading on the Nasdaq National Market on February 16, 1996 under the symbol "CHRI." The initial public offering price was $9.00 per share. The Company issued 1,739,000 new shares, pursuant to a second public offering on November 21, 1996 at an offering price of $20.00 per share. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period April 1, 1996 to March 31, 1998, by quarter, were as follows:

                                                                 High       Low
                                                                 ----       ---
First Quarter-- April 1, 1996 to June 30, 1996                   30 1/2    15 1/2

Second Quarter-- July 1, 1996 to September 30, 1996              28        16 1/2

Third Quarter-- October 1, 1996 to December 31, 1996             29        19 1/4

Fourth Quarter-- January 1, 1997 to March 31, 1997               28 1/2    22 3/8

First Quarter - April 1, 1997 to June 30, 1997                   23        16 3/4

Second Quarter - July 1, 1997 to September 30, 1997              22 1/4    13 7/8

Third Quarter - October 1, 1997 to December 31, 1997             17        10 1/2

Fourth Quarter - January 1, 1998 to March 31, 1998               13        9 1/2

        As of June 19, 1998, there were approximately 6,433,189 shares outstanding and approximately 80 stockholders of record.

DIVIDEND POLICY

        At the present time, the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. Any determination in the future to pay dividends will depend upon the Company's earnings, financial condition, capital requirements, level of indebtedness, and other factors deemed relevant by the Company's Board of Directors, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents selected financial data of the Company. The selected financial data below as of March 31, 1998 and 1997 and for each of the three years ended March 31, 1998 should be read in conjunction with the audited consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                       FISCAL YEARS ENDED MARCH 31,
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 ----------------------------------------------------------------------
                                    1998            1997           1996           1995           1994
                                 ---------       ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:
Revenues:
  COHR MasterPlan ..........     $  81,655       $  66,012      $  48,160      $  28,042      $  12,617
  Purchase Connection ......        20,489          20,209         18,094         15,618         13,026
                                 ---------       ---------      ---------      ---------      ---------
          Total ............       102,144          86,221         66,254         43,660         25,643
Gross margin ...............        22,276          28,870         22,748         17,512         14,459
Selling, general and
administrative expenses.....        41,567          25,744         19,248         15,474         12,995
Special charges ............        11,440
Operating income (loss) ....       (30,731)          3,126          3,500          2,038          1,464
Net income (loss) ..........     $ (27,338)      $   2,326      $   2,142      $   1,368      $     946
                                 =========       =========      =========      =========      =========
Net income (loss) per
common share:
  Basic.....................     $   (4.25)      $    0.45      $    0.90      $    0.65      $    0.45
  Diluted...................     $   (4.25)      $    0.42      $    0.89      $    0.65      $    0.45

BALANCE SHEET DATA:
Working capital ............     $  28,190       $  49,889      $  23,470      $   4,127      $   4,626
Equipment and improvements,
net.........................         6,804           6,636          3,718          2,727          2,611
Intangible assets, net .....         2,615           9,237          2,530          1,967            216
Total assets ...............        56,584          85,079         44,472         21,613         15,836
Total long-term debt .......           498           1,146            276            528
Total shareholders' equity..     $  37,170       $  64,508      $  29,115      $   7,270      $   6,138
SUPPLEMENTAL DATA:
Regional service and sales
sites:
  COHR MasterPlan ..........            26              31             18             14              7
  Purchase Connection ......            10               8              7              6              2
                                 ---------       ---------      ---------      ---------      ---------
          Total ............            36              39             25             20              9
Total employees ............           869             804            558            428            339
Gross margin percentage ....          21.8%           33.5%          34.3%          40.1%          56.4%
Selling, general and
administrative expense
  percentage................          40.7%           29.9%          29.1%          35.4%          50.7%
Operating income (loss)
percentage..................         (30.1%)           3.6%           5.3%           4.7%           5.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report.

GENERAL

   The Company is a national outsourcing service organization providing equipment sales and servicing, group purchasing and other ancillary services to hospitals, integrated health systems and alternate site providers.

   On February 17, 1998, the Company disclosed that it had restated its financial statements for the fiscal year ended March 31, 1997 and for the first two quarters of the fiscal year ended March 31, 1998. All references herein to the financial statements for such periods refer to such financial statements as restated. These restatements related primarily to management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities and reserves were understated.

   In June 1998 the Company announced the appointment of Mr. Raymond List as President and Chief Executive Officer and Mr. Peter Socha as Executive Vice President, Operations.

   For the fiscal year ended March 31, 1998, the Company reported a net loss of $27.3 million, including pre-tax special charges of $11.4 million. The special charges consisted primarily of a $7.1 million write-off of goodwill related to certain COHR MasterPlan operations which were deemed to be permanently impaired, costs to close certain MasterPlan operations, severance costs and the legal and accounting costs incurred in a special review conducted at the direction of the Board of Directors during the last two quarters of the fiscal year.

   During the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, the Company initiated a cost-reduction program which included a 7% reduction in overall personnel, the closing or restructuring of certain MasterPlan refurbishment and service operations and the closing of certain under-utilized MasterPlan field offices. The Company will continue to pursue additional cost-reduction opportunities during the balance of fiscal year 1999. The goal to improve profitability may include the elimination or repricing of certain low margin or unprofitable contracts. The Company has also instituted stronger credit and collection policies and procedures and is adopting new inventory management procedures to reduce its level of inventory investment.

   In connection with the special review conducted over the course of the prior two quarters as directed by the Board of Directors, the Company's auditors did note certain conditions that were deemed to be material weaknesses in internal controls. The Company has initiated actions it deems to be appropriate to address these conditions.

   Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities and Exchange Commission (the "SEC") has commenced a formal investigation of the Company. See Item 3 "Legal Proceedings."

        In February 1998, the Company had announced the engagement of Lehman Brothers, as its financial advisor, to evaluate strategic alternatives including a possible sale of the Company. In June 1998, the Board of Directors determined that it is not in the best interest of the shareholders to continue to pursue a sale of the Company at the present time.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1998 Versus Fiscal Year Ended March 31, 1997

   Revenues. The Company's revenues for the fiscal year ended March 31, 1998 totaled $102.1 million, an increase of $15.9 million or 18.5% over revenues of $86.2 million for the fiscal year ended March 31, 1997. Substantially all of the growth in revenues was produced by the COHR MasterPlan segment as a result of acquisitions completed during fiscal years 1998 and 1997 and the addition of new accounts.

   Direct Operating Expenses. The Company's direct operating expenses for the fiscal year ended March 31, 1998 totaled $79.9 million, an increase of $22.5 million or 39.3% over the fiscal year 1997 total of $57.4 million. Direct operating expenses as a percentage of revenues for fiscal year 1998 increased to 78.2% from 66.5% for the fiscal year ended March 31, 1997. This increase resulted primarily from the fact that the Company derived a greater percentage of revenues from COHR MasterPlan, which has higher direct operating expenses as a percentage of revenues than Purchase Connection; the fact that direct operating expenses in COHR MasterPlan increased at a faster rate than revenues due to an increased reliance on outsourced service providers; and a $2.5 million inventory write-down in fiscal year 1998. The Company initiated a cost-reduction program in the fourth quarter of fiscal year 1998 and has continued that program in the first quarter of fiscal year 1999 to reduce direct operating expenses as a percentage of revenues. Cost-reduction initiatives include the elimination of certain field service positions and the redeployment of others and the shutdown of unprofitable refurbishment operations in Florida and California.

   Gross Margin. The Company's gross margin for the fiscal year ended March 31, 1998 totaled $22.3 million, a decrease of $6.6 million or 22.8% from the fiscal year ended March 31, 1997 total of $28.9 million. Gross margin as a percentage of revenues decreased to 21.8% for fiscal year 1998 from 33.5% for fiscal year 1997. The decrease in gross margin percentage resulted from the increase in direct operating expenses noted above.

   Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the fiscal year ended March 31, 1998 totaled $41.6 million, an increase of $15.8 million or 61.5% over the fiscal year ended March 31, 1997 total of $25.7 million. As a percentage of revenues, selling, general and administrative expenses increased during fiscal year 1998 to 40.7% from 29.9% during the prior fiscal year. Factors contributing to the higher selling, general and administrative expenses included the increased overhead expenses associated with acquisitions completed during fiscal years 1998 and 1997, the full-year impact of higher headquarters operating expenses, a $5.0 million increase in the provision for bad debts in fiscal year 1998 versus the prior fiscal year and an unusually high level of legal, accounting and consulting services expenses in fiscal year 1998 (in addition to the legal and accounting costs classified as Special Charges). The Company's ongoing cost-reduction program noted above has included initiatives to reduce selling, general and administrative expenses as a percentage of revenues. Those initiatives have included the elimination of certain corporate and field administrative and sales positions, the closing of under-utilized field offices, the shutdown of unprofitable refurbishment operations in Florida and California and the implementation of strengthened credit and collection policies and procedures.

   Special Charges. The Company recorded special charges of $11.4 million for the fiscal year ended March 31, 1998. There were no special charges recorded in the prior fiscal year. Included in the $11.4 million total was the write-down of goodwill related to certain COHR MasterPlan acquisitions and other assets of $9.1 million, potential severance and severance related litigation costs of $1.1 million (of which $130,000 has been paid) and legal and accounting costs of $1.2 million associated with the special review conducted at the direction of the Company's Board of Directors in the last two quarters of fiscal year 1998.

   Operating Income (Loss). The Company experienced an operating loss of $30.7 million for the fiscal year ended March 31, 1998 compared to operating income of $3.1 million for the fiscal year ended March 31, 1997. Operating income or loss as a percentage of revenues was a negative 30.1% for fiscal year 1998 versus a positive 3.6% for fiscal year 1997.

   Provision for Income Taxes (Tax Benefit). The Company's operating loss for the fiscal year ended March 31, 1998 resulted in an income tax benefit for the year of $2.7 million, as compared to an income tax provision of $1.6 million for the fiscal year ended March 31, 1997. The Company's effective tax benefit rate for fiscal year 1998 was 9.1% as compared to an effective tax rate of 40.7% for fiscal year 1997. The effective tax benefit rate in fiscal year 1998 was less than expected as a result of being unable to: 1) carryback net operating losses for state income tax purposes and 2) fully utilize the net operating loss for Federal income tax purposes. As of March 31, 1998, the net operating loss carryforward was approximately $8 million for federal income tax purposes and $7.1 million for state income tax purposes.

   Net Income (Loss). The Company's net loss for the fiscal year ended March 31, 1998 totaled $27.3 million as compared to net income for the fiscal year ended March 31, 1997 of $2.3 million. As a percentage of revenues, the net loss for fiscal year 1998 amounted to a negative 26.7% versus a positive 2.7% of revenues for fiscal year 1997. The net loss per basic share amounted to $4.25 in fiscal year 1998 as compared to basic net income per share of $0.45 in fiscal year 1997. The weighted average number of basic shares increased to 6,430,000 from 5,165,000 in fiscal year 1997 due to the full-year impact of the issuance of 1,739,000 shares of common stock in the Company's second public offering.

   Reclassifications. Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period's presentation.

Fiscal Year Ended March 31, 1997 Versus Fiscal Year Ended March 31, 1996

   Revenues. The Company's revenues for the fiscal year ended March 31, 1997 totaled $86.2 million, an increase of $20.0 million or 30.1% over revenues of $66.3 million for the fiscal year ended March 31, 1996. Of the $20.0 million increase in revenues, approximately $16.0 million was due to revenue growth related to COHR MasterPlan. During fiscal year 1997, COHR MasterPlan acquired nine smaller service maintenance companies (12 sites) and opened nine new sites. The remaining revenue increase was due to internal growth and the opening of new sites for Purchase Connection. During fiscal year 1997, the Company opened or acquired a total of 23 new sales and customer service sites. As a result of these acquisitions, revenues increased by $7.0 million.

   Direct Operating Expenses. The Company's direct operating expenses for the fiscal year ended March 31, 1997 totaled $57.4 million which was an increase of $13.8 million or 31.8% over the fiscal year ended March 31, 1996 total of $43.5 million. Direct operating expenses as a percentage of revenues increased to 66.5% in fiscal year 1997 from 65.7% in the prior fiscal year. COHR MasterPlan has higher direct operating expenses as a percentage of revenues than Purchase Connection and COHR MasterPlan is a more labor intensive business than Purchase Connection which results in lower gross margins than those realized by Purchase Connection.

   Gross Margin. The Company's gross margin for the year ended March 31, 1997 totaled $28.9 million, an increase of $6.1 million or 26.9% over the year ended March 31, 1996 total of $22.7 million. Gross margin as a percentage of revenues decreased to 33.5% for fiscal year 1997 from 34.3% for fiscal year 1996. The decrease in gross margin percentage was primarily due to an increase in the percentage of the Company's revenues derived from the lower-margin COHR MasterPlan.

   Selling, General and Administrative Expense. The Company's selling, general and administrative expenses for the year ended March 31, 1997 totaled $25.7 million, an increase of $6.5 million or 33.7% over the year ended March 31, 1996 total of $19.2 million. As a percentage of revenues, selling, general and administrative expenses increased during fiscal year 1997 to 29.9% from 29.1% during fiscal year 1996. The actual increase in expenses reflected the increase in costs necessary to support the Company's rapid growth.

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

   Provision for Income Taxes. The Company's provision for income taxes for the year ended March 31, 1997 totaled $1.6 million, an increase of $0.1 million from the year ended March 31, 1996 total of $1.5 million, due to the increase in pre-tax income for the year ended March 31, 1997. The Company's effective tax rate of 40.7% was lower than the prior year's rate of 40.9% due to interest income being earned free of income taxes in fiscal year 1997 compared to taxable interest being earned in fiscal year 1996.

   Net Income. The Company's net income for the year ended March 31, 1997 totaled $2.3 million, an increase of $0.2 million over the total for the year ended March 31, 1996 of $2.1 million. As a percentage of revenues, net income decreased to 2.7% in fiscal year 1997 from 3.2% in fiscal year 1996, due primarily to increased direct operating expenses as a percentage of revenues. Net income per basic share decreased to $0.45 cents in fiscal year 1997 from $0.90 in fiscal year 1996 primarily as a result of the effect of the issuance of 2,450,000 new shares of common stock in February 1996 and 1,739,000 new shares of common stock in a second public offering in November 1996.

   Reclassifications. Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the fiscal year 1998 presentation.


LIQUIDITY AND CAPITAL RESOURCES

   In November and December 1996, the Company sold 1,739,000 shares of its common stock, $0.01 par value, at $20.00 per share pursuant to a second public offering, realizing $33.2 million in net proceeds after fees and other selling expenses. In fiscal years 1998 and 1997, the Company utilized $1.3 million and $8.3 million, respectively, for acquisitions.

   The Company had working capital of $28.2 million, $49.9 million and $23.5 million as of March 31, 1998, 1997 and 1996, respectively. The Company had cash, cash equivalents and investments of $14.0 million, $28.9 million, and $19.3 million at those same respective dates.

   Net cash used in operating activities was $8.6 million, $11.3 million and $1.9 for fiscal years 1998, 1997 and 1996, respectively. The cash used in operations in fiscal year 1998 was primarily caused by the operating loss. In fiscal years 1997 and 1996, cash used in operations was primarily to support changes in accounts receivable, inventories, accounts payable and current income tax liabilities. A significant portion of the Company's growth has been funded from the proceeds of the public offerings and exercise of options.

   Net cash provided by investing activities was $2.5 million for fiscal year 1998, compared to net cash used in investing activities of $16.9 million and $2.8 million for fiscal years 1997 and 1996, respectively. The principal uses of this cash were for acquisitions and investments. Capital expenditures during these periods amounted to $2.2 million, $2.6 million and $1.4 million, respectively.

   Cash provided by financing activities was from the issuance of new stock and amounted to $33.1 million in fiscal year 1997 and $20.0 million in fiscal year 1996. Cash used in financing activities were principally for the repayment of notes payable and long-term debt of $2.8 million, $1.3 million and $0.1 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively, and payment of dividends to its stockholders of approximately $0.2 million for the fiscal year ended March 31, 1996. The Company has not paid dividends since its initial public offering in February 1996.

   The Company is subject to various commitments and contingencies. See Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" below, and Note 9 to Consolidated Financial Statements.

   At present, the Company does not have a credit facility or line of credit. The Company believes that its cash on hand and anticipated cash flows will be sufficient to meet the Company's operating needs for the next fiscal year.

RISK FACTORS

        The Company's business is subject to a number of risks, some of which are beyond the Company's control. The Company has identified below important factors that could cause actual results to differ materially from those projected in any forward looking statements the Company may make from time to time.

Recent Developments -- General

        The Company suffered certain setbacks during the last fiscal year, including: (i) a restatement of its financial statements for the fiscal year ended March 31, 1997 and the first two quarters of the fiscal year ended March 31, 1998 and the identification by the Company's auditors of certain conditions that were deemed to be material weaknesses in internal controls, (ii) the replacement of the Company's prior senior management, including its Chief Executive Officer and Chief Financial Officer and the removal of its Chief Operating Officer and Senior Vice President, COHR MasterPlan, (iii) the incurrence of significant special charges and operating losses for the fiscal year ended March 31, 1998, (iv) the filing of various lawsuits against the Company, including shareholder class action lawsuits alleging violation of the federal and/or state securities law and the commencement of an SEC formal investigation of the Company, and (v) a steep drop in the price of the Company's Common Stock. The Company is not able to predict what effect these recent developments may have on its operating results, relationships with customers, employees or future stock prices.

Management Stability and Recruiting

        In its Form 10-K for the fiscal year ended March 31, 1997, the Company disclosed that it will depend in large part on the performance of a number of key employees, including Paul Chopra, its then Chairman of the Board and Chief Executive Officer (CEO). The Company replaced (i) Mr. Chopra in November of 1997 with an interim CEO who was replaced with a new CEO in June 1998, and (ii) its Chief Financial Officer (CFO) in February 1998 and removed its Chief Operating Officer (COO) and Senior Vice President, COHR MasterPlan in June 1998. The Company believes that it has secured qualified replacements where needed but these individuals are not as familiar with the operations of the Company as their predecessors. The Company's success continues to depend to a significant degree upon continued contributions of its key management, sales and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. The loss of key management personnel, including the recently retained management team, could have a material adverse effect on the Company's business. Uncertainty about the Company's future and significant changes in senior management may limit the Company's ability to attract and retain personnel for critical positions. The failure of the Company to attract and retain key personnel would have a material adverse effect on the Company's business, operating results and financial condition.

Ability to Achieve Improved Operating Results

        The Company has initiated significant cost reduction measures in an effort to improve the Company's earnings. These measures include a 7% reduction in total personnel, closing of certain under-utilized field offices, restructuring certain unprofitable operating units, revision of inventory management procedures and strengthening credit and collection policies. The Company will continue to face certain challenges in implementing these measures and improving the Company's operating results including (1) shifting its strategic focus from acquiring compatible businesses to running its existing businesses efficiently and profitably, (2) managing existing customers' perceptions of the Company's continued viability, (3) refocusing on the high levels of customer service required to develop new customers and retain existing customers, (4) securing current employees, particularly in light of declines in the market value of the Company's common stock (the value of which often plays a role in compensation of employees), and (5) reducing costs and increasing efficiencies. There can be no assurance that the Company will successfully meet these or other operating challenges or that the Company's operating plans ultimately will be successful. No assurances can be give that the Company will achieve profitable operations in the near term.

Legal Proceedings

        Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities Exchange Commission (the "SEC") has commenced a formal investigation of the Company. See Item 3 "Legal Proceedings." The Company is not able to predict at this time the final outcome of such matters or whether the resolution of such matters will materially affect the Company's results of operations, cash flow or financial position.

Risks Associated with Former Acquisition Strategy

        A principal component of the Company's business strategy, particularly in its equipment services division, had been to grow by acquiring new sites to augment its presence in markets it already served and in new geographic markets. The sites acquired by the Company to date typically operated at a break even or small loss basis prior to acquisition. There can be no assurance that the Company's efforts to improve profitability of acquired businesses by increasing revenues and eliminating duplicative administrative costs will be successful.

Need for Additional Financing

        At present, the Company does not have a credit facility or line of credit. The Company believes that its cash on hand and anticipated cash flows will be sufficient to meet the Company's operating needs for the next fiscal year. There can be no assurance that additional financing, if and when required, will be available on terms acceptable to the Company or at all.

Risks Associated With Management of Data and Year 2000 Issues

        The Company's business is dependent upon its ongoing ability to obtain, process, analyze and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, the failure to upgrade data services, difficulties in converting data and information systems after acquisitions, loss of stored data, programming errors or other computer programs could have a material adverse effect on the Company's business. As the year 2000 approaches, an issue ("Year 2000 Issue") affecting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing applications in the marketplace and some proprietary database applications developed by the Company were designed to use a two-digit date position to represent the year (e.g., "98" is stored on the systems and represents the year 1998). The Company has initiated an assessment of its own computer systems and other data-sensitive electronic systems, such as security systems. The financial and general ledger systems of the Company are substantially compliant already; the costs to upgrade these systems is not expected to be material. The Company has also commenced to communicate with suppliers, customers, financial institutions and others with whom it conducts business to assess whether the systems of these other companies with which the Company interfaces or on which the Company relies, will be upgraded on a timely basis or that such systems will not have an adverse effect on the Company's systems. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 Issues. However, there can be no assurance that the Company's initial assessment of this risk will be accurate or that the Year 2000 Issue will not materially affect future financial results or future financial conditions.

        Another area of potential risk is with certain medical equipment which belongs to the Company's customers but which is maintained or serviced by the Company and has microprocessors with date functionality which could malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all of its customers and with all of the major suppliers of medical equipment to ensure that these third parties are also working to remediate their own Year 2000 Issues, if applicable. However, the Company is unable to determine whether the Year 2000 Issue related to customers' medical equipment which is serviced or maintained by the Company will materially affect future financial results or future financial conditions.

Competition

        The marketing of equipment services and group purchasing services to health care institutions is highly competitive. Many of the Company's competitors are larger, have greater financial and marketing resources than the Company, and have not faced the challenges confronting the Company related to its operations. (See "Business-Competition," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Ability to Achieve Improved Operating Results.") Some of the Company's competitors are nonprofit cooperatives that enjoy tax advantages unavailable to the Company. The Company could encounter additional competition because many of the services and products it sells are easily obtainable by others from various sources of supply and such competitors could consolidate into regional or national networks. Significant increases in competition encountered by the Company in the future may limit the Company's ability to expand its business or maintain its current customer base, which could have a material adverse effect on the Company's business.

Risks of Reduced Customer Base Associated with Consolidation of the Health Care Industry

        As consolidation among health care institutions, particularly hospitals and integrated health systems, continues, the Company's customer base may be reduced either because customers may be consolidated with or acquired by other entities or because purchasing decisions for products and services may shift to individuals with whom the Company has not had prior selling relationships. There can be no assurance that the Company will be able to maintain relationships with its customers following such an acquisition or consolidation. Any significant reduction in the Company's customer base could have a material adverse effect on the Company's business.

Costs Associated with Regulation of the Health Care Industry

        The Company focuses its business on providing services to health care institutions, particularly hospitals. The health care industry is subject to extensive government regulation, licensure and prescribed operating procedures. The acceptance of the Company's services and products by its customers will depend, to a very significant degree, upon whether such services and products will be in compliance with applicable regulations or will assist health care institutions in complying with such regulations. While the Company monitors such regulations and designs its services and products accordingly, a substantial change in the level of regulation or the substance of particular regulations could have a material adverse effect on the Company's business. See "Business - Regulatory Matters."

Liability Risks Associated with Governmental Regulations and Environmental
Hazards

        The health care industry is highly regulated and there are numerous federal and state laws, which regulate the relationships between health care providers and the persons, or entities, which sell goods or services to health care providers. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, certain federal antitrust laws such as the Robinson-Patman Act, the Sherman Act and the Clayton Act, regulations regarding the sale and marketing of insurance products, such as life and health insurance, fire and casualty insurance and variable annuities, and laws and regulations regarding worker safety, community "right to know" and clean air and water. Although the Company believes it has been and is currently in substantial compliance with the applicable standards pursuant to such laws and regulations, there can be no assurance that the Company will not be materially adversely affected by existing or future requirements or incur materially increased operating costs in complying therewith. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the Company's business or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

Dependence upon Relationships with Third Party Vendors; Consolidation of Vendors

        The Company offers equipment servicing and group purchasing services for over 400,000 different products distributed or manufactured by approximately 5,558 vendors and is dependent on these vendors for the manufacture and supply of product. Presently, the Company relies on vendors for (i) technical and selling support, (ii) favorable purchasing and delivery terms, (iii) promotional materials, and (iv) replacement parts. The Company's dependence on third party suppliers includes several potential risks, including limited control over pricing, product and service availability and quality, and delivery schedules. The Company's inability to maintain good relations with these vendors could have a material adverse effect on the Company's business. Certain of the vendors, including in the drug wholesaling and distributing industry, are also consolidating which may reduce the number of options available to the Company and/or the largest of such vendors may also attempt to deal directly with customers as opposed to through GPOs such as Purchase Connection or only with certain select GPOs not including Purchase Connection. See "Business - Services and Products."

\
Impact of External Reporting to the Company of Purchasing Volume

        In fiscal 1998, commissions from manufacturers and distributors, together with access fees from customers, accounted for approximately two-thirds of the revenues of the Purchase Connection segment, which includes the Company's group purchasing organization. Commissions are received from manufacturers and distributors in exchange for delivering volume purchases to those manufacturers and distributors. In the group purchasing industry, it is difficult for group purchasing organizations ("GPOs") to determine accurately the volume of purchases made by their customers from manufacturers and distributors because orders are placed directly by customers with manufacturers and distributors. Accordingly, it is difficult for GPOs to verify that the amount of commissions received from manufacturers and distributors accurately reflects purchases made by the GPOs' customers. In order to verify the amount of commissions to which it is entitled, the Company currently relies on manufacturers and distributors to report accurately purchases made by the Company's customers, and the Company's ability to audit such information based upon customer records is therefore limited. Although the Company has developed Power Connection, an on-line or stand-alone electronic catalog that will enable the Company to better monitor manufacturer and distributor reporting, few of the Company's group purchasing customers currently use Power Connection, and there can be no assurance that the Company will be successful in making Power Connection available to all of its customers on a cost-effective basis. Lost commissions to the Company due to inaccurate reporting of volume purchases made by its customers could have a material adverse effect on the Company's business. See "Business - Services and Products."

Risks Related to Fixed Price Contracts

        In the Company's equipment servicing business, the Company offers contracts for services at a fixed price. In the event that the cost to the Company of performing services under a fixed price contract exceeds the quoted fixed price, the Company would bear any such excess cost. In the event that the Company's costs of performing services exceeds the fixed price it is to receive under a significant number of fixed price contracts, the Company's business and results of operations may be materially adversely affected.

Liability Risks and Insurance Coverage

        Although the Company is not a manufacturer, the servicing, maintenance and sale of medical equipment entails risks of product liability. Additionally, the Company may be subject to lawsuits alleging negligence or related legal theories in connection with its security services and consulting services, including environmental, safety and professional consulting services. The Company maintains liability insurance coverage, however, there can be no assurance that claims or judgments in excess of the Company's coverage limits, or outside the scope of the coverage where applicable, will not have a material adverse effect upon the Company's business or results of operations.

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

Volatility of Stock Price

        The Company believes factors, such as announcements with respect to the restatement of prior period financial statements, the civil lawsuits against the Company, the management turnover, the SEC investigation and the variations in financial results, have caused, and could continue to cause, the market price of the Company's common stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and material adverse effect on the trading price of the Company's common stock in any given period. As a result, the market for the Company's common stock may experience material adverse price and volume fluctuations.

Inflation

        The Company believes that its operations have not been materially adversely affected by inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in the "Index to Consolidated Financial Statements." at page 23.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Election of Directors - Current Board of Directors," to be filed with the Commission within 120 days after the close of the Company's fiscal year.

EXECUTIVE OFFICERS

        The Company assembled a new management team in June 1998 when it elected Mr. Raymond List as President and Chief Executive Officer and Mr. Peter Socha as Executive Vice President, Operations. Mr. Daniel Clark, who was named Executive Vice President, Finance and Chief Financial Officer in February of 1998, will remain in that position.

        The names, titles and ages of the executive officers of the Company are as follows:

Name                  Age    Position
----                  ---    --------
Raymond List          54     President, Chief Executive Officer

Daniel Clark          46     Executive Vice President, Finance and Chief Financial Officer

Peter Socha           39     Executive Vice President, Operations

David Manigault       39     Senior Vice President, Secretary

Aviva Truesdell       51     Senior Vice President of Business Services

David Roesler         45     Senior Vice President of Operations, Purchase Connection

Bernie Bartoszek      46     Senior Vice President of Sales and Marketing, COHR MasterPlan

Ed Gravell            43     Senior Vice President of Sales and Customer Service, Purchase Connection

Joe Strange           49     Senior Vice President of Management Consulting Services

        Mr. List was appointed President and Chief Executive Officer and elected a Director on June 1, 1998. In 1995, Mr. List became Managing General Partner of Fairfax Partners, an investment and management firm. From 1994 to 1995, he was affiliated with American Venture Investments and Fairfax Partners. For the previous twenty years, Mr. List served in various senior management positions, including Chairman and President, with ICF Kaiser Engineers.


        Mr. Clark has served as Chief Financial Officer since February 1998 and as Executive Vice President, Finance since January 1998. From December 1997 to January 1998, he served as a financial consultant to the Company. Before joining the Company, Mr. Clark served for eleven years with PepsiCo, Inc., most recently as Chief Financial Officer of California Pizza Kitchen, Inc.

        Mr. Socha was appointed Executive Vice President, Operations on June 1, 1998. From 1997 to 1998, Mr. Socha served as President and Chief Executive Officer of MedEcon Services, Inc. From 1994 to 1997, he served in senior management positions with Sirrom Capital Corporation. From 1992 to 1994, Mr. Socha served as President and Chief Operating Officer of Stewart Foods, Inc.

        Mr. Manigault has served as Senior Vice President since January 1998, Executive Vice President of the Company from November 1995 to January 1998, its Chief Information Officer since 1984, and its Secretary since November 1996. He has served as Past Chairman since 1996 and Chairman in 1995 to 1996 of the Healthcare EDI Coalition, a trade group that establishes EDI pathways based on ANSI X-12 standards.

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

        Mr. Bartoszek has served as Senior Vice President of Sales and Marketing, COHR MasterPlan since April 1996. From December 1995 to March 1996, Mr. Bartoszek served as Senior Vice President of Sales and Operations, COHR MasterPlan. From May 1995 to November 1995, Mr. Bartoszek served as Vice President of Sales and Operations, COHR MasterPlan. From November 1993 to April 1995, Mr. Bartoszek served as Executive Vice President at Kinetic Biomedical Services. From 1987 to October 1993, Mr. Bartoszek served in various managerial capacities at AMSCO.

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

        Certain other persons who served as executive officers during the fiscal year ended March 31, 1998 but who are no longer executive officers or with the Company include: Paul Chopra, former President and Chief Executive Officer, Sandy Morford, former President and Chief Operating Officer, Haresh Satiani, former Senior Vice President of Operations, COHR Masterplan, Umesh Malhotra, former Chief Financial Officer and Treasurer, and David Langness, former Senior Vice President of Corporate Communications.

        Mr. Chopra has held various executive positions including Chief Executive Officer with the Company from 1987 through November 1997 and currently serves as a Director.

        Mr. Morford served as Chief Operating Officer of the Company from November 1996 to June 1998. He served as President from November 1996 until November 1997. Prior to his departure in June 1998, Mr. Morford was employed by COHR for nineteen years.

        Mr. Satiani served as Senior Vice President of Operations, COHR MasterPlan from April 1994 to June 1998. From November 1991 to March 1994, Mr. Satiani served as Vice President of Operations, COHR MasterPlan.

        Mr. Malhotra served as Chief Financial Officer and Assistant Secretary from 1995 to February 1998 and, additionally, as Treasurer of the Company from 1996 to February 1998. From 1991 to 1995, he served as the Company's Controller and Vice President of Finance.

        Mr. Langness served as Senior Vice President of Corporate Communications from February 1996 to January 1998. From April 1986 to January 1996, Mr. Langness served as Vice President, Communications for HASC.

        Mr. Stephen Gamble served as the Company's interim Chief Executive Officer from November 1997 to June 1998. He continues to be a Director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Remuneration," to be filed with the Commission within 120 days after the close of the Company's fiscal year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Voting Securities" and "Election of Directors," to be filed with the Commission within 120 days after the close of the Company's fiscal year.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Election of Directors - Certain Relationships and Related Transactions," to be filed with the Commission within 120 days after the close of the Company's fiscal year.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) 1.  FINANCIAL STATEMENTS

        The documents described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" are included in this report starting at page 23.

    2.  FINANCIAL STATEMENT SCHEDULE

        The financial statement schedule described in the "Index to Consolidated Financial Statements and Financial Statement Schedule" is included in this report starting on page 41.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3.  EXHIBITS

        Exhibits included or incorporated herein:

          See Exhibit Index

    4.  REPORTS ON FORM 8-K

        The Company filed the following current report on Form 8-K during the quarter ended March 31, 1998:

      Date of Report                      Item Reported
      ---------------                     -------------
      January 2, 1998             Other Events
                                  Engagement of Lehman Brothers as financial
                                  advisor and estimate of special charges


                           COHR INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
        INDEPENDENT AUDITORS' REPORT.............................................    24

        CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets at March 31, 1998 and 1997.................    25

          Consolidated  Statements  of  Operations  for Each of the  Years  Ended
        March 31, 1998, 1997 and 1996............................................    26

          Consolidated  Statements of Changes in Shareholders' Equity for Each of
        the Years Ended March 31, 1998, 1997 and 1996............................    27

          Consolidated  Statements  of Cash  Flows  for Each of the  Years  Ended
        March 31, 1998, 1997 and 1996............................................    28

          Notes to Consolidated Financial Statements.............................    29

          Schedule V-- Valuation  and  Qualifying  Accounts for Each of the Years
        Ended March 31, 1998, 1997 and 1996......................................    41

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
COHR Inc. and Subsidiaries
Chatsworth, California:

   We have audited the accompanying consolidated balance sheets of COHR Inc. and subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Los Angeles, California
June 11, 1998

                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                 ASSETS (Note 9)

                                                                1998             1997
                                                            -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents ...........................     $    14,026      $    22,948
  Investments .........................................                            6,000
  Accounts receivable, net of allowance for doubtful
     accounts of $4,232 (1998) and $1,490 (1997).......          16,946           27,006
  Inventory ...........................................           6,891            9,126
  Prepaid expenses and other ..........................             716            1,263
  Income tax refund receivable (Note 7) ...............           8,391            1,348
  Deferred income tax asset (Note 7) ..................                            1,124
                                                            -----------      -----------
          Total current assets ........................          46,970           68,815
EQUIPMENT AND IMPROVEMENTS, net (Note 5) ..............           6,804            6,636
INTANGIBLE ASSETS,  net of accumulated  amortization of
$261 (1998) and $665 (1997) ...........................           2,615            9,237
OTHER ASSETS ..........................................             195              391
                                                            -----------      -----------
          TOTAL .......................................     $    56,584      $    85,079
                                                            ===========      ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Notes payable (Notes 6 and 8) .......................     $        40      $     1,342
  Accounts payable.....................................           6,183            5,668
  Accrued expenses ....................................          11,174            4,669
  Deferred revenue ....................................             734            6,394
  Current portion of long-term debt (Notes 6 and 8) ...             649              853
                                                            -----------      -----------
          Total current liabilities ...................          18,780           18,926
LONG-TERM DEBT (Notes 6 and 8).........................             498            1,146
OTHER LONG-TERM LIABILITIES ...........................             136
DEFERRED INCOME TAX LIABILITY (Note 7) ................                              499
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
SHAREHOLDERS' EQUITY (Notes 11 and 12):
  Preferred  stock,  $.01 par value; 2,000,000 shares
  authorized; no shares issued and outstanding ........
  Common stock, $.01 par value; 20,000,000 shares
  authorized; 6,433,189 (1998)
  and 6,391,000 (1997) shares issued and outstanding ..             887              887
  Additional paid-in capital ..........................          55,153           55,153
  Retained earnings (accumulated deficit) .............         (18,870)           8,468
                                                            -----------      -----------
          Total shareholders' equity ..................          37,170           64,508
                                                            -----------      -----------
          TOTAL .......................................     $    56,584      $    85,079
                                                            ===========      ===========

                 See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR EACH OF THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998         1997          1996
                                                             ---------     ---------     ---------
REVENUES ................................................    $ 102,144     $  86,221     $  66,254
DIRECT OPERATING EXPENSES ...............................       79,868        57,351        43,506
                                                             ---------     ---------     ---------
GROSS MARGIN ............................................       22,276        28,870        22,748
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 4) ...       41,567        25,744        19,248
SPECIAL CHARGES (Note 3) ................................       11,440             0             0
                                                             ---------     ---------     ---------
OPERATING INCOME (LOSS) .................................      (30,731)        3,126         3,500
INTEREST INCOME .........................................          882           889           155
INTEREST EXPENSE ........................................         (208)          (95)          (30)
                                                             ---------     ---------     ---------
INCOME (LOSS)  BEFORE INCOME TAXES (BENEFIT) ............      (30,057)        3,920         3,625
INCOME TAX PROVISION  (BENEFIT) (Note 7) ................       (2,719)        1,594         1,483
                                                             ---------     ---------     ---------
NET INCOME (LOSS) .......................................    $ (27,338)    $   2,326     $   2,142
                                                             =========     =========     =========
NET INCOME (LOSS) PER COMMON SHARE (Note 1):
  BASIC .................................................    $   (4.25)    $    0.45     $    0.90
                                                             =========     =========     =========
  DILUTED ...............................................    $   (4.25)    $    0.42     $    0.89
                                                             =========     =========     =========

                 See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR EACH OF THE YEARS ENDED MARCH 31, 1998,
                                 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                                 RETAINED
                                                                                 ADDITIONAL      EARNINGS         TOTAL
                                                           COMMON STOCK            PAID-IN     (ACCUMULATED    SHAREHOLDERS'
                                                      SHARES         AMOUNT        CAPITAL        DEFICIT)        EQUITY
                                                    ---------      ---------      ---------      ---------     -------------
BALANCE, APRIL 1, 1995 .......................      2,112,000      $     844      $   2,179      $   4,247       $   7,270
  Net proceeds from sale of common stock
   through initial public offering (Note
   11)........................................      2,450,000             25         19,925                         19,950
  Dividend paid to shareholders (Pre-IPO) ....                                                        (247)           (247)
  Net income .................................                                                       2,142           2,142
                                                    ---------      ---------      ---------      ---------       ---------
BALANCE, MARCH 31, 1996 ......................      4,562,000            869         22,104          6,142          29,115
  Net proceeds from sale of common stock
   through second public offering
   (Note 11) .................................      1,739,000             17         32,240                         32,257
  Stock options exercised ....................         90,000              1            809                            810
  Net income .................................                                                       2,326           2,326
                                                    ---------      ---------      ---------      ---------       ---------
BALANCE, MARCH 31, 1997 ......................      6,391,000            887         55,153          8,468          64,508
  Shares issued upon exercise of
   warrants ..................................         42,189
  Net loss ...................................                                                     (27,338)        (27,338)
                                                    ---------      ---------      ---------      ---------       ---------
BALANCE, MARCH 31, 1998 ......................      6,433,189      $     887      $  55,153      $ (18,870)      $  37,170
                                                    =========      =========      =========      =========       =========

                 See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR EACH OF THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                      1998          1997          1996
                                                                                    --------      --------      --------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) .....................................................     ($27,338)     $  2,326      $  2,142
                                                                                    --------      --------      --------
        Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
          Depreciation and amortization .......................................        2,179         1,364           838
          Provision for losses on accounts receivable .........................        5,614           600           205
          Reduction of (provision for) deferred income taxes ..................        1,124          (267)           49
          Write-down of goodwill ..............................................        7,142
          Loss on asset write-downs ...........................................        1,623
          Increase (decrease) in other long-term liabilities ..................          136          (180)         (592)
          Changes in assets and liabilities, net of effect of
            acquisitions of certain assets and restructuring:
            Accounts receivable, net ..........................................        4,446       (11,275)       (4,890)
            Inventory .........................................................        1,902        (2,631)       (1,078)
            Prepaid expense and other .........................................          547          (379)         (174)
            Other assets ......................................................          196          (184)          (41)
            Income tax refund receivable ......................................       (7,542)       (1,348)
            Accounts payable ..................................................          515        (1,634)          589
            Accrued expenses ..................................................        6,517           543         1,234
            Deferred revenue ..................................................       (5,660)        1,808           344
            Other .............................................................                                     (529)
                                                                                    --------      --------      --------
               Total adjustments ..............................................       18,739       (13,583)       (4,045)
                                                                                    --------      --------      --------
               Net cash used in operating activities ..........................       (8,599)      (11,257)       (1,903)
                                                                                    --------      --------      --------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures ..................................................       (2,179)       (2,557)       (1,427)
        Payments for business acquisitions ....................................       (1,295)       (8,298)       (1,387)
        Proceeds from  sale of investments ....................................        6,000
        Purchase of investments ...............................................                     (6,000)
                                                                                    --------      --------      --------
              Net cash  provided by (used in) investing activities ............        2,526       (16,855)       (2,814)
                                                                                    --------      --------      --------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of dividends to shareholders ..................................                                     (247)
        Repayment and current maturities of long-term debt and notes
      payable .................................................................       (2,849)       (1,321)         (125)
        Issuance of common stock ..............................................                     32,257        19,950
        Exercise of stock options .............................................                        810
                                                                                    --------      --------      --------
               Net cash provided by (used in) financing activities ............       (2,849)       31,746        19,578
                                                                                    --------      --------      --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................       (8,922)        3,634        14,861
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       22,948        19,314         4,453
                                                                                    --------      --------      --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD ................................     $ 14,026      $ 22,948      $ 19,314
                                                                                    ========      ========      ========

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
        Cash paid during the period for:
             Income taxes .....................................................     $  3,707      $  3,054      $  1,843
                                                                                    ========      ========      ========
             Interest .........................................................     $    208      $     25      $     37
                                                                                    ========      ========      ========

      DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS
        (Note 6):
        Current assets ........................................................     $    494      $  5,727      $    409
        Equipment .............................................................          196         1,426           235
        Goodwill and other intangibles ........................................        1,782         7,092           893
                                                                                    --------      --------      --------
                                                                                       2,472        14,245         1,537
        Liabilities assumed ...................................................                      3,288
        Debt issued for acquisitions ..........................................        1,177         2,659           150
                                                                                    --------      --------      --------
        NET CASH PAID FOR BUSINESS ACQUISITIONS ...............................     $  1,295      $  8,298      $  1,387
                                                                                    ========      ========      ========

                 See notes to consolidated financial statements.

                           COHR INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
             EACH OF THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Description -- COHR Inc. and subsidiaries (the "Company") provide fee-for-service products and services to hospitals and other health care providers (see Note 13 for information relating to the Company's business segments).

   The Company was formerly a majority owned subsidiary of Healthcare Association of Southern California ("HASC"). Effective February 16, 1996, the Company became a publicly held company, at which time HASC became a minority shareholder (see Note 11).

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

   Cash and Cash Equivalents -- The Company considers all highly liquid investments purchased with initial maturities of generally three months or less to be cash equivalents. The Company actively evaluates the creditworthiness of the financial institutions and instruments in which it invests.

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

               Computer equipment and software.........5 to 10 years
               Office furniture, equipment and
                 automobiles...........................3 to 7 years.
               Technical equipment.....................10 years
               Leasehold improvements..................Shorter of lease term or useful life

   Intangible Assets -- Goodwill and other purchased intangible assets are stated at cost and amortized on a straight-line basis over 15 years. The projection of undiscounted future cash flows of the operations is evaluated at each reporting period in assessing the recoverability of goodwill and other purchased intangibles.

   Revenue Recognition -- The COHR MasterPlan is a program whereby the Company contracts with hospitals on an annual basis to manage the hospitals' equipment maintenance and repairs. Revenues on those contracts are recognized over the contract period. Losses, if any, on maintenance contracts are recorded when known. Group purchasing revenue is recognized in the period earned. Revenue on equipment sales is recognized when risk of ownership is transferred to the buyer, which is typically upon delivery.

   Deferred Revenue -- In the quarter ended March 31, 1998, the Company changed its billing practice under the MasterPlan program. Prior to this change, billings were made 45 days in advance thereby creating a deferred revenue balance. The new practice does not bill MasterPlan customers in advance.

   Income Taxes -- The asset and liability approach is applied in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences of events that have been recognized in the Company's financial statements but have not yet been recognized for tax purposes. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to years in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the year adjusted for the change during the year in deferred income taxes.

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

   Fair Value of Financial Instruments -- The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of such items. The fair values of notes payable and long-term debt are deemed not to be materially different from their carrying values.

   Impairment of Long-Lived Assets -- The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the asset may not be recoverable (see Notes 2 and 3).

   Current Accounting Pronouncements -- During 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits," which revises and standardizes pension and other benefit plan disclosures. Adoption of the statements will not impact the Company's consolidated financial position, results of operations or cash flows. These statements are effective for fiscal years beginning after December 15, 1997.

   Concentration of Credit Risk -- The Company provides services to hospitals and other health care providers throughout the United States. The Company's trade accounts receivable is exposed to credit risk; however, such risk is minimized due to the large numbers and geographic dispersion of the customer base. The Company monitors the creditworthiness of its customers and provides allowances for doubtful accounts when appropriate.

   The Company actively evaluates the creditworthiness of the financial institutions and instruments in which it invests. The Company's investment policy is to invest its excess cash in a diversified portfolio of high quality, highly liquid instruments with initial maturities of one year or less.

   Research and Development -- Research and development costs are expensed as incurred. Such costs amounted to $480 (1998), $1,059 (1997) and $990 (1996).

   Net Income (Loss) per Common Share -- During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires presentation of both basic and diluted Earnings Per Share (EPS) and restatement of all prior-period EPS data presented. Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise stock options unless the effect of such inclusion is anti-dilutive.

Basic and diluted income (loss) per share are calculated as follows:


                                                 Fiscal Year Ended March 31,
                                            -----------------------------------
                                              1998          1997         1996
                                            -----------------------------------
Net income (loss) .....................     $(27,338)     $  2,326     $  2,142
Common share information (in thousands)
  Average common shares outstanding
     for basic income per share .......        6,430         5,165        2,391
  Dilutive effect of stock options ....                        333           11
                                            --------      --------     --------
  Shares for diluted income per share .        6,430         5,498        2,402
                                            ========      ========     ========
Net income (loss) per common share:
  Basic ...............................     $  (4.25)     $    .45     $    .90
                                            ========      ========     ========
  Diluted .............................     $  (4.25)     $    .42     $    .89
                                            ========      ========     ========

   The computation of diluted earnings per share for fiscal 1998 did not include stock options for which 408,000 shares were antidilutive. These options expire through 2008.

   Reclassifications -- Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.


   2. RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

   The Company incurred a net loss of approximately $27.3 million in fiscal 1998. This loss reduced liquid assets (cash, cash equivalents and short-term investments) by $14.9 million and working capital by $21.7 million from the previous year end.

   The Company has instituted plans to restructure its operations and improve future cash flows. To implement these plans, the Company announced the appointment of a new management team, effective June 2, 1998. The key elements of these plans include the following:

   o Establishing near-term cost reduction and cash management programs, and

   o Reorganizing the operations in the equipment maintenance segment including closing individual operating units, reducing staff levels and consolidating various operational and administrative structures.

   Although management believes that the implementation of these actions will improve the Company's operating results, there can be no assurance that the Company's operating plans will be ultimately successful.

3. SPECIAL CHARGES

   Special charges for the fiscal year ended March 31, 1998 consist of the following items:

            Write down of goodwill....................................  $ 7,142
            Write down of other assets related to operations
                 abandoned or to be closed............................    1,999
            Severance costs...........................................    1,130
            Legal and accounting costs................................    1,169
                                                                        -------
                 Total................................................  $11,440
                                                                        =======

   During the third quarter of fiscal 1998, the Company recorded a charge of approximately $2.6 million to write-off the goodwill relating to an acquisition in its equipment maintenance operation. Under the provisions of Statement of Financial Accounting Standards (SFAS), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company concluded that the value of that asset had been permanently impaired and was therefore written off.

   During the fourth quarter of fiscal 1998, the Board of Directors authorized a restructuring plan to reduce costs, close unprofitable operations, and divest the Company of under-performing assets. As a result of these actions, management has concluded that the value of goodwill attributable to certain other equipment maintenance operations has been permanently impaired under SFAS 121 and, therefore, an additional charge of approximately $4.5 million was recorded to reduce these intangible assets to their estimated fair value. The evaluation of fair value was made using both undiscounted future cash flows and the estimated selling price of such assets. In addition, certain other tangible assets, relating to operations closed or abandoned, have been written down to their net realizable value. At March 31, 1998, remaining goodwill consists of $1.4 million attributable to profitable equipment maintenance operations and $1.2 million attributable to group purchase operations.

   Severance costs represents potential severance and severance related litigation costs for those officers and employees who were terminated or removed from office by the Company as of March 31, 1998. Subsequent to fiscal year end the Company has made cash payments of $130.

   Legal and accounting costs represents the costs incurred by the Company during the third and fourth quarters of fiscal 1998 resulting from a special review of the Company's operations conducted at the direction of the Board of Directors.


4. RELATED-PARTY TRANSACTIONS

   The Company had related-party transactions resulting from the allocation of expenses (including rent, travel and insurance) to HASC of $57 (1998), $218
(1997) and $2,427 (1996). The Company also received management fees of $311
(1998), $311 (1997), and $299 (1996) for various management and accounting services performed for HASC under a management agreement (including accounting, payroll and personnel costs) expiring in 1999. Expenses allocated to the Company from HASC are included in selling, general and administrative expenses in the accompanying statements of income. Occupancy costs are allocated based upon square footage utilized by the respective entities. Accounting, payroll and personnel costs are allocated based upon the identification of tasks performed for the individual companies.

   At March 31, 1998 and 1997, the Company had approximately $3.3 million and $3.2 million in cash equivalents held at a financial institution of which a member of the Board of Directors of the Company is a partner.

5. EQUIPMENT AND IMPROVEMENTS

   Equipment and improvements consist of:

                                                                MARCH 31,
                                                         -----------------------
                                                           1998            1997
                                                         -------         -------
Computer equipment and software ..................       $ 4,701         $ 3,857
Office furniture and equipment ...................         2,879           2,794
Technical equipment ..............................         3,698           3,213
Leasehold improvements ...........................           905             836
Automobiles ......................................            37              40
                                                         -------         -------
                                                          12,220          10,740
Less accumulated  depreciation and amortization...         5,416           4,104
                                                         -------         -------
                                                         $ 6,804         $ 6,636
                                                         =======         =======


6. BUSINESS ACQUISITIONS

   During fiscal 1998 and 1997, the Company acquired the businesses of several small entities similar to that of the Company through a purchase of certain assets and service contract rights and an assumption of certain liabilities. In addition, the Company assumed the operating leases on the facilities of some of these entities. The individual impact of each acquired operations on the Company was not significant. The following is a summary of the assets acquired and liabilities assumed at estimated fair market value:

                                                              MARCH 31,
                                                     --------          --------
                                                       1998              1997
                                                     --------          --------
Accounts receivable ........................         $                 $  2,454
Inventory ..................................              494             3,009
Prepaid expenses and other .................                                350
Equipment and improvements .................              196             1,340
Goodwill ...................................            1,782             7,092
                                                     --------          --------
                                                        2,472            14,245
                                                     --------          --------
Accounts payable and accrued
liabilities ................................                             (1,693)
Loan payable ...............................                               (229)
Long-term debt .............................                             (1,366)
                                                     --------          --------
                                                                         (3,288)
                                                     --------          --------
Net assets of businesses
acquired ...................................         $  2,472          $ 10,957
                                                     ========          ========


   The purchases of these businesses and intangible assets were made through initial cash payments of approximately $1,295 (1998) and $8,298 (1997) and the issuance of $1,177 (1998) and $2,659 (1997) in notes payable (see Note 8).


7. INCOME TAXES

   The provision for (benefit from) income taxes includes the following:

                                                     YEAR ENDED MARCH 31,
                                             -----------------------------------
                                               1998          1997         1996
                                             -------       -------       -------
Current:
  Federal .............................      ($2,719)      $ 1,438       $ 1,117
  State ...............................                        422           317
                                             -------       -------       -------
                                              (2,719)        1,860         1,434
                                             -------       -------       -------
Deferred:
  Federal .............................                       (176)           25
  State ...............................                        (90)           24
                                             -------       -------       -------
                                                              (266)           49
                                             -------       -------       -------
   Total provision for (benefit
    from) income taxes ................      $(2,719)      $ 1,594       $ 1,483
                                             =======       =======       =======

   Deferred income taxes for fiscal 1998 and 1997 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences that create deferred tax assets and liabilities at March 31, 1998 and 1997 are as follows:

                                                              MARCH 31,
                                                      -------------------------
                                                        1998              1997
                                                      -------           -------
Deferred tax assets (liabilities) -- current:
  Compensation-related accruals ............          $   413           $   431
  Balance sheet reserves and other .........              145               500
  State income taxes .......................             (228)               99
  Accrued severance pay ....................              670                94
  Other deferred revenue ...................             (104)
  Bad debt reserves ........................            1,633
  Inventory  reserves ......................              509
                                                      -------           -------
     Net deferred tax assets--current ......            3,038             1,124
Deferred tax assets (liabilities)--non-current:
  Depreciation and amortization ............            1,541              (499)
  Net operating losses .....................            3,499
  State deferred tax .......................             (109)
  Valuation allowance ......................           (7,969)
                                                      -------           -------
     Total net deferred tax assets .........          $     0           $   625
                                                      =======           =======



   The differences between Federal income tax computed at the statutory rate and the actual tax provisions are shown as follows:

                                                      1998        1997       1996
                                                     -----        ----       ----
Provision (benefit) at statutory rate ........       (34.0%)      34.0%      34.0%
State income tax, net of Federal benefit .....        (5.2)        5.6        6.6
Permanent differences ........................         3.5         1.1        0.3
Valuation allowance ..........................        26.6
                                                     -----        ----       ----
Effective tax rate ...........................        (9.1%)      40.7%      40.9%
                                                     =====        ====       ====

    As of March 31, 1998, the Company had net operating loss carryforwards of approximately $8,048 for Federal income tax reporting purposes and $7,149 for state income tax reporting purposes. These loss carryforwards expire in 2013 and 2003, respectively.

8. LONG-TERM DEBT AND NOTES PAYABLE

   Long-term debt at March 31, 1998 and 1997 consists of the following:

                                                             1998         1997
                                                           -------      -------
Notes payable (unsecured) bearing interest at 7%,
 due May 1, 1997 and 1998 ............................     $   250      $ 1,000
Noninterest-bearing  notes  payable (unsecured),
 due in five annual installments of $30 commencing
 July 27, 1997 .......................................         120          150
Capital lease obligations with interest rates
 ranging from 11.9% to 16.0%, payable over
 42 months  from the start of the lease ..............         307          597
Noninterest-bearing note payable (unsecured),
 due in annual installments over five years; commenced
 February, 1998 ......................................         450
Other ................................................          20          252
                                                           -------      -------
                                                             1,147        1,999
Less current portion .................................        (649)        (853)
                                                           -------      -------
Long-term debt .......................................     $   498      $ 1,146
                                                           =======      =======

   Notes payable comprise amounts due for acquisitions of certain companies and notes acquired as a result of acquisitions. The notes bear interest ranging from 0% to prime plus 1% and are all payable within one year from date of issue. The imputed interest expense on the non interest-bearing notes is not material to results of operations.

   The expected future installments under long-term debt, for the years ending March 31, are as follows:

                        1999...................  $  649
                        2000...................     275
                        2001...................     143
                        2002...................      80
                                                 ------
                                                 $1,147
                                                 ======

9. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under noncancelable operating leases. Certain of these leases include renewal provisions at the option of the Company. Rent expense amounted to $1,827 (1998), $1,515 (1997) and $1,052 (1996).

   Aggregate minimum lease commitments under noncancelable operating lease agreements, exclusive of adjustments for taxes and other expenses, for the years ending March 31, are as follows:

                           1999...................  $ 1,919
                           2000...................    1,579
                           2001...................    1,132
                           2002...................      982
                           2003...................      903
                           Thereafter.............    4,792
                                                    -------
                                                    $11,307
                                                    =======

   A lease for the Company's primary facility commenced August 1996 and expires in January 2009. The lease is for a 76,000 square foot facility in Chatsworth, California, which houses the corporate offices, operations for group purchasing and operations for the equipment maintenance division. The other leases contain renewal options, and management expects that, in the normal course of business, such leases will be renewed or replaced by other leases upon expiration.

   The Company is also involved from time to time in various legal proceedings incident to the normal conduct of its business. Based upon communication with legal counsel, in the opinion of management, the disposition of all such proceedings will not have a material adverse affect on the Company's financial position, results of its operations or liquidity.

   A number of class action lawsuits have been recently filed in various courts against the Company, certain of its present and former Officers and Directors and others. No discovery on these cases has begun. In addition, the Company was recently informed that it is subject to a formal investigation by the Securities Exchange Commission. Management is unable to predict at this time the final outcome of these matters or whether the resolution of these matters will materially affect the Company's results of operations, cash flows or financial position.

10. PENSION AND PROFIT SHARING PLANS

   The Company maintains profit sharing and salary deferral plans qualified under Sections 401(a) and 401(k), respectively, of the Internal Revenue Code. As of January 1, 1996, the employees of the Company were transferred from the multi-employer plans to new plans, which are solely for the benefit of the employees of the Company. The provisions of the new plans are identical to the prior plans. These plans cover all employees who meet the eligibility requirements of the plans. The total expenses charged to operations relating to these plans were $1,293 (1998), $1,004 (1997) and $627 (1996).

11. SHAREHOLDERS' EQUITY

   Preferred Stock -- On January 16, 1996, the Company was reincorporated in the state of Delaware, and in connection therewith, the shareholders and the Board of Directors of the Company adopted and approved the authorization of 2,000,000 shares of preferred stock at a par value of $0.01 per share.

   Common Stock --On February 16, 1996, the Company closed its initial public offering of its common stock. Of the 3,000,000 shares sold at $9 per share in the offering, 2,000,000 were sold by the Company, and 1,000,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. (the "Selling Shareholders"). The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. On March 6, 1996, the underwriters purchased 450,000 common shares at $9 per share to cover over-allotment. The proceeds to the Company from the sale of 2,450,000 shares amounted to $19,950, which was net of underwriters discounts and offering expenses of approximately $2,100.

   On November 27, 1996, the Company completed a second public offering of its common stock. Of the 1,760,000 shares sold at $20 per share in the offering, 1,500,000 were sold by the Company and 260,000 were sold by HASC and Hospital Council Coordinated Programs, Inc. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The remaining 852,000 shares held by the Selling Shareholders at the date of the secondary were not eligible for sale until February 16, 1998. On December 18, 1996, the underwriters purchased 239,000 common shares at $20 per share to cover over-allotment. Certain officers sold a total of 25,000 stock options at the same time. The proceeds to the Company from the sale of 1,739,000 shares amounted to $32,257, which was net of underwriters discounts and offering expenses of approximately $2,400. At March 31, 1998, the Company had 75,000 warrants outstanding to purchase the Company's common stock at $10.80 per share. These warrants were issued to the underwriter in connection with the second public offering.

12. STOCK OPTION PLANS

   1995 Stock Option Plan -- The Board of Directors and shareholders of the Company have adopted and approved a 1995 stock option plan (the "1995 Plan") pursuant to which certain officers, directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1995 Plan is 600,000. As of March 31, 1998, there were outstanding options to purchase 453,000 shares of common stock (net of cancellations and sales by optionees). The weighted average exercise price of the foregoing options is at $12.41 per share, which represents the fair market value on the date of the grant.

   The 1995 Plan is administered by a committee of the Board composed solely of two or more non-employee directors (the "Committee") or the Board of Directors may approve the grant options.

   Under the 1995 Plan, key employees and nonemployee directors are eligible to be granted options under the 1995 Plan if so selected by the Committee in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of common stock subject to each options, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the common stock as of the date the option is granted. No options granted under the 1995 Plan may be exercised after the expiration of ten years from the date it was granted. Options granted to key employees vest in accordance with the following schedule:
(i) 25% upon the date of grant, (ii) 50% upon the first anniversary of the date of grant, (iii) 75% upon the second anniversary of the date of grant, and (iv) 100% upon the third anniversary of the date of grant. Options granted to nonemployee directors are at all times 100% vested.

   Options granted under the 1995 Plan are generally nontransferable. In the event of certain mergers, consolidations, a sale of all or substantially all of the assets of the Company or a liquidation involving the Company, all granted or awarded options will immediately vest in the optionee. At the time of the second public offering in November 1996, each options holder was automatically vested in 50% of the nonvested portion of any options previously awarded. The 1995 Plan may be terminated at any time by the Board.

   At March 31, 1998, 1997 and 1996, 328,813, 377,813 and 142,500 options, respectively, were exercisable under the 1995 Plan.

   1996 Stock Option Plan -- On November 7, 1996 the Board of Directors of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), pursuant to which certain officers, non-employee directors and other key employees of the Company are eligible to receive nonqualified options to purchase the Company's common stock. The 1996 Plan is administered by a committee of the Board composed solely of two or more non-employee directors (the "Committee") or the Board of Directors may approve the grant options. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan is 300,000. The weighted average exercise price of the foregoing options is at $15.46 per share, which represents the fair market value on the date of the grant.

   Under the 1996 Plan, officers, other managerial employees ("Key Employees") and nonemployee directors are eligible to be granted options if so selected by the Committee or the Board of Directors in its absolute discretion. The number of shares subject to an option and the term and conditions, including the purchase price per share of common stock subject to each option, shall be set by the Committee; provided, however, that the exercise price shall not be less than the fair market value of the common stock as of the date the option is granted. Unless otherwise determined by the Committee, options issued to Key Employees vest 25% upon the date of grant and on each of the first, second and third anniversary dates of the grant. Unless otherwise determined by the Committee, options issued to non-employee directors are at all times 100% vested. No option granted under the 1996 Plan may be exercised after the expiration of ten years from the date it was granted.

   Options granted under the 1996 Plan are generally nontransferable. In the event of certain mergers, consolidations, a sale of all or substantially all of the assets of the Company or a liquidation involving the Company, all granted options will immediately vest in the optionee. The 1996 Plan may be terminated at any time by the Board.

   At March 31, 1998, 186,250 options were exercisable under the 1996 Plan.

   Information regarding these option plans for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                                       1998                          1997                  1996
                                           ---------------------------    --------------------------      -------
                                                      WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                           SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE       SHARES
                                           -------    ----------------    -------    ---------------      -------
    Options outstanding,  beginning of
     year..............................    492,500         12.15          465,000          9.00
      Options granted.................     265,000         15.46          125,000         21.43           465,000
      Options exercised...............         ---                        (90,000)         9.00
      Options forfeited...............     (39,500)        10.12           (7,500)         9.00
                                           -------                        -------                         -------
    Options outstanding, end of year..     718,000         13.48          492,500         12.15           465,000
                                                      ================               ===============
    Options price range, end of year..                $10.87 to $19.63               $9.00 to $26.00
    Option  price range for  exercised
    shares............................                                                    $9.00
    Options  price range for forfeited                $ 9.00 to $17.83                    $9.00
    shares............................
      Options available for grant,
       end of year....................      45,000                        310,000                         135,000
                                           =======                        =======                         =======
    Weighted-average fair value of
    options granted during the year...                     $15.46                        $24.56


   The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

   The following table summarizes information about fixed-price stock options outstanding at March 31, 1998:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         -----------------------------------------------   ------------------------------
                           NUMBER      WEIGHTED-AVERAGE                       NUMBER
                         OUTSTANDING       REMAINING         WEIGHTED      EXERCISABLE   WEIGHTED-AVERAGE
RANGE EXERCISE PRICES    AT 3/31/98    CONTRACTUAL LIFE   EXERCISE PRICE    AT 3/31/98    EXERCISE PRICE
---------------------    -----------   ----------------   --------------   -----------   ----------------
$9.00 ..............       333,000         8 years            $ 9.00          258,500         $ 9.00
$11.69 to $26.00 ...       385,000         10 years           $17.30          256,563         $16.27


   The fair value at date of grant for stock options granted during the years ended March 31, 1998, 1997 and 1996 was $10.00, $17.20 and $18.23,
respectively.

                                                 MARCH 31,
                                           --------------------
                                            1998           1997
                                           -----          -----
               Expected life years          9.69             10
               Interest rate .....          5.67%          6.85%
               Volatility ........         62.85%         25.50%

   Stock-based compensation costs would not have affected the pre-tax loss for the year ended March 31, 1998 and reduced the pre-tax income by $248 ($149 after tax or $0.03 per share) for the year ended March 31, 1997.

13. BUSINESS SEGMENTS

   The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan provides equipment sales and maintenance to hospitals and other health care providers. The Purchase Connection is a group purchasing organization that negotiates pricing for its membership with manufacturers and distributors. General corporate expenses are classified as Corporate. Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments in fiscal 1998, 1997 and 1996 is as follows:



                                   EQUIPMENT      PURCHASING
                                    SERVICES        SERVICES     CORPORATE          TOTAL
                                   ---------       ---------     ---------        ---------
                                                        (IN THOUSANDS)
1998
Revenues .......................   $  81,655       $  20,489                      $ 102,144
Operating income (loss) ........     (16,370)          6,275      $ (20,636)        (30,731)
Identifiable assets ............      35,082           5,659         15,843          56,584
Depreciation and amortization...       1,111             327            741           2,179
Capital expenditures ...........       1,090              43          1,046           2,179

1997
Revenues .......................   $  66,012       $  20,209                      $  86,221
Operating income (loss) ........       2,549           6,650      $  (6,073)          3,126
Identifiable assets ............      45,135           4,896         35,048          85,079
Depreciation and amortization...         876             325            163           1,364
Capital expenditures ...........       1,698             214            645           2,557

1996
Revenues .......................   $  48,160       $  18,094                      $  66,254
Operating income (loss) ........       2,409           6,941      $  (5,850)          3,500
Identifiable assets ............      19,523           3,771         21,178          44,472
Depreciation and amortization...         558             214             66             838
Capital expenditures ...........       1,182             193             52           1,427


14. QUARTERLY INFORMATION 1998 AND 1997 (UNAUDITED)



                                           QUARTER ENDED FISCAL YEAR 1998
                                -----------------------------------------------------
                                JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                  1997           1997           1997           1998
                                --------       --------       --------       --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .............      $ 24,811       $ 25,964       $ 24,422       $ 26,947
Gross margin .............         7,663          7,962          3,815          2,836
Operating loss ...........          (855)          (832)        (9,453)       (19,591)
Net loss .................      $   (355)      $   (399)      $(10,655)      $(15,929)
                                ========       ========       ========       ========
Net loss per share:
  Basic ..................      $  (0.06)      $  (0.06)      $  (1.66)      $  (2.48)
                                ========       ========       ========       ========
  Dilutive ...............      $  (0.06)      $  (0.06)      $  (1.66)      $  (2.48)
                                ========       ========       ========       ========

   For the fourth quarter ended March 31, 1998, the Company reported a net loss of $15.9 million, including pre-tax special charges of $7.3 million. The loss before special charges include write down of $2.5 million in inventory, $1.0 million additional bad debt provisions and continuing losses at the Company's MasterPlan operations. As discussed in Note 3, special charges recorded in the fourth quarter included additional goodwill and other asset write-offs and continuing legal and accounting costs incurred during the fourth quarter relating to a special review of the Company's operations conducted at the direction of the Board of Directors.

                                          QUARTER ENDED FISCAL YEAR 1997
                                --------------------------------------------------
                                JUNE 30,    SEPTEMBER 30,  DECEMBER 31,   MARCH 31,
                                  1996          1996          1996          1997
                                --------      --------      --------      --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ................   $ 20,465      $ 21,205      $ 20,153      $ 24,398
Gross margin ................      7,346         7,848         6,620         7,056
Operating income (loss) .....      1,328         1,725           762          (689)
Net income (loss) ...........   $    931      $  1,064      $    574      $   (243)
                                ========      ========      ========      ========
Net income (loss) per share:
  Basic .....................   $   0.20      $   0.23      $   0.11      $  (0.04)
                                ========      ========      ========      ========
  Dilutive ..................   $   0.20      $   0.22      $   0.10      $  (0.04)
                                ========      ========      ========      ========

                                   SCHEDULE V

                                   COHR, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                      BALANCE AT     CHARGED TO     CHARGED TO                   BALANCE AT
                                      BEGINNING       COSTS AND       OTHER                          END
              DESCRIPTION             OF PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS(1)    OF PERIOD
              -----------              -------        -------        -------        -------       -------
Allowance for Doubtful Accounts:
  Year Ended March 31, 1996 ....       $  (773)       $  (205)                      $   143       $  (835)
  Year Ended March 31, 1997 ....       $  (835)       $  (600)       $   (68)       $    13       $(1,490)
  Year Ended March 31, 1998 ....       $(1,490)       $(5,614)                      $ 2,872       $(4,232)



(1) Represents accounts receivable written off against the allowance for doubtful accounts.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is thereunto duly authorized.

Dated: June 29, 1998

                                       By:
                                           -------------------------------------
                                           President and Chief Executive Officer

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                    NAME                                       TITLE                        DATE

---------------------------------------------             President, Chief              June 29, 1998
                Raymond List                       Executive Officer and Director
                                                   (Principal Executive Officer)

---------------------------------------------              Executive Vice               June 29, 1998
               Daniel F. Clark                        President, Finance and
                                                      Chief Financial Officer
                                                     (Principal Accounting and
                                                         Financial Officer)

---------------------------------------------                 Director                  June 29, 1998
              Lynn P. Reitnouer

---------------------------------------------                 Director                  June 29, 1998
             Stephen W. Gamble

                                                              Director                  June 29, 1998
---------------------------------------------
              Louis A. Simpson

---------------------------------------------                 Director                  June 29, 1998
             Ronnie J. Messenger

---------------------------------------------                 Director                  June 29, 1998
             Frederick C. Meyer

---------------------------------------------                 Director                  June 29, 1998
               James D. Barber

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

ITEM (14)

 EXHIBIT
 NUMBER                                        DESCRIPTION
  3.1*    Certificate of Incorporation of Registrant

  3.2*    By-laws of Registrant

  4.1*    Form of Warrant to be issued to the Representatives of the Underwriters

  4.2*    Form of Registration Rights Agreement between Registrant, Healthcare
          Association of Southern California ("HASC") and Hospital Council
          Coordinated Programs, Inc.

  4.3*    Specimen Stock Certificate

 10.1*    Form of Indemnity Agreement entered into between Registrant and executive officers and directors

 10.2*    Employment Agreement between Registrant and Paul Chopra, effective
          January 1, 1996 10.4* Form of 1995 Stock Option Plan of Registrant and
          Form of Nonstatutory Option Grant Under the Plan

 10.8**   Office Lease between TCEP II properties and Registrant dated May 8,
          1996

 10.9***  1996 Stock Option Plan of Registrant, as amended and restated on June
          17, 1997

 10.10    Form of Nonstatutory Option Grant Under the 1996 Stock Option Plan of
          Registrant

 10.11    Employment Agreement between Registrant and David Roesler

 10.12    Employment Agreement between Registrant and Ed Gravell

 10.13    Employment Agreement between Registrant and Aviva Truesdell

 10.14    Employment Agreement between Registrant and Joe Strange

 10.15    Employment Agreement between Registrant and Daniel Clark

 27.1     Financial Data Schedule

 99.1     Press Release dated June 2, 1998

 99.2     Press Release dated June 11, 1998

----------

   * Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.

  ** Incorporated by reference from Registrant's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K.

 *** Incorporated by reference from Registrant's Quarterly Report for the fiscal quarter ended June 30, 1997 on Form 10-Q.