Form 10-Q
period 1998-06-30
COHR INC
filed 1998-08-14
CIK 1005123

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-27506

                                 ---------------

                                    COHR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

                                 ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    As of August 11, 1998 there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01, which is the only class of common stock of the Registrant.

================================================================================

                           COHR INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I       FINANCIAL INFORMATION

  Item 1     Consolidated Financial Statements:

             Consolidated Balance Sheets as of June 30, 1998 (unaudited)
             and March 31, 1998.............................................   4

             Consolidated Statements of Loss for the three months ended
             June 30, 1998 and 1997 (unaudited).............................   5

             Consolidated Statements of Cash Flows for the three months
             ended June 30, 1998 and 1997 (unaudited).......................   6

             Notes to Consolidated Financial Statements.....................   7

  Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................   9

PART II      OTHER INFORMATION

  Item 1     Legal Proceedings..............................................  11

  Item 6     Exhibits and Reports on Form 8-K...............................  12

                                   ----------

                                   ----------

                           FORWARD LOOKING STATEMENTS

    Statements in this Form 10-Q that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended and
Section 27A of the Securities Act of 1933, as amended. COHR Inc. ("COHR" or the "Company") cautions readers that such "forward-looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore, be considered in light of various important factors ("Cautionary Statements"), including those set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

    These "forward-looking statements" are found at various places throughout this document. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Moreover, the Company, through its senior management or persons acting on its behalf, may from time to time make "forward-looking statements" about the matters described herein or other matters concerning the Company and such statements are subject to the qualifications set forth herein and in the Cautionary Statements. The Company disclaims any intent and undertakes no obligation to update publicly or revise "forward-looking statements."

                                     PART I

                           COHR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS
                                     ASSETS

                                                                   JUNE 30,      MARCH 31,
                                                                    1998           1998
                                                                  ---------      ---------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ................................      $ 15,042       $ 14,026
  Accounts receivable, net of allowance for doubtful
       accounts of $4,414 (June 30, 1998) and $4,232
       (March 31, 1998) ....................................        14,780         16,946
  Inventory ................................................         6,457          6,891
  Prepaid expenses and other ...............................           341            716
  Income tax refund receivable .............................         5,714          8,391
                                                                  --------       --------
     Total current assets ..................................        42,334         46,970
EQUIPMENT AND IMPROVEMENTS, net of accumulated depreciation
       of $5,741 (June 30, 1998) and $5,416 (March 31, 1998)         6,378          6,804
INTANGIBLE ASSETS, net of accumulated amortization of $314
       (June 30, 1998) and $261 (March 31, 1998) ...........         2,562          2,615
OTHER ASSETS ...............................................           177            195
                                                                  --------       --------
        TOTAL ..............................................      $ 51,451       $ 56,584
                                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ............................................      $     40       $     40
  Accounts payable .........................................         5,401          6,183
  Accrued expenses .........................................         8,459         11,174
  Deferred revenue .........................................           213            734
  Current portion of long-term debt ........................           647            649
                                                                  --------       --------
      Total current liabilities ............................        14,760         18,780
LONG-TERM DEBT .............................................           453            498
OTHER LONG-TERM LIABILITIES ................................           156            136
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding
  Common Stock, $.01 par value; 20,000,000 shares
       authorized; 6,433,189 shares issued and outstanding .           887            887
  Additional paid in capital ...............................        55,153         55,153
  Accumulated deficit ......................................       (19,958)       (18,870)
                                                                  --------       --------
     Total shareholders' equity ............................        36,082         37,170
                                                                  --------       --------
        TOTAL ..............................................      $ 51,451       $ 56,584
                                                                  ========       ========

                           COHR INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                -----------------------
                                                                  1998           1997
                                                                --------       --------
Revenues .................................................      $ 26,513       $ 24,811
Direct operating expenses ................................        18,618         17,148
                                                                --------       --------
Gross margin .............................................         7,895          7,663
Selling, general and administrative expenses .............         8,664          8,518
Special charges ..........................................           479
                                                                --------       --------
Operating loss ...........................................        (1,248)          (855)
Interest income, net .....................................           160            296
                                                                --------       --------
Loss before income tax benefit ...........................        (1,088)          (559)
Income tax benefit .......................................                          204
                                                                --------       --------
Net loss .................................................      $ (1,088)      $   (355)
                                                                ========       ========
Net loss per common share
   Basic .................................................      $  (0.17)      $  (0.06)
                                                                ========       ========
   Diluted ...............................................      $  (0.17)      $  (0.06)
                                                                ========       ========
Number of shares used to compute net loss per common share         6,433          6,419
                                                                ========       ========

                           COHR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      -----------------------
                                                                                        1998           1997
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................      $ (1,088)      $   (355)
                                                                                      --------       --------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization .............................................           378            505
     Gain on sale of fixed assets ..............................................           (17)
     Provision for losses on accounts receivable ...............................           180             75
     Increase in other long-term liabilities ...................................            20
     Changes in assets and liabilities, net of effect of acquisitions of certain assets:
       (Increase) decrease in:

           Accounts receivable .................................................         1,986         (2,794)
           Inventory, excluding transfer from equipment and improvements........           559           (508)
           Prepaid expense and other ...........................................           375            478
           Income tax refund receivable ........................................         2,677           (600)
           Other assets ........................................................            18           (460)
       Increase (decrease) in:
           Accounts payable ....................................................          (782)           741
           Accrued expenses ....................................................        (2,715)         1,263
           Deferred revenue ....................................................          (521)          (628)
                                                                                      --------       --------
        Total adjustments ......................................................         2,158         (1,928)
                                                                                      --------       --------
       Net cash provided by (used in) operating activities .....................         1,070         (2,283)
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................           (50)          (557)
   Proceeds from sale of fixed assets ..........................................            43
   Payment for business acquisitions ...........................................                       (1,147)
   Sale of investments .........................................................                        4,000
                                                                                      --------       --------
       Net cash (used in) provided by investing activities .....................            (7)         2,296
                                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and notes payable ..............................           (47)        (1,836)
                                                                                      --------       --------
       Net cash used in financing activities ...................................           (47)        (1,836)
                                                                                      --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................         1,016         (1,823)
CASH AND CASH EQUIVALENTS, beginning of period .................................        14,026         22,948
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, end of period .......................................      $ 15,042       $ 21,125
                                                                                      ========       ========
   Supplemental disclosures of cash flow information -- Cash paid during the period for:
     Income taxes ..............................................................      $              $    407
                                                                                      ========       ========
     Interest ..................................................................      $     12       $     70
                                                                                      ========       ========
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE ARE AS FOLLOWS:
   Current assets ..............................................................      $              $    409
   Equipment ...................................................................                          138
   Goodwill and other intangibles ..............................................                          660
                                                                                      --------       --------
                                                                                                        1,207
                                                                                      --------       --------
     Note issued ...............................................................                           60
                                                                                      --------       --------
         Net cash paid for acquisitions ........................................      $              $  1,147
                                                                                      ========       ========

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

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

     The consolidated financial statements for the three months ended June 30, 1998 and 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1998.

     On February 17, 1998, the Company disclosed that it had restated its financial statements for the fiscal year ended March 31, 1997 and for the first two quarters of the fiscal year ended March 31, 1998 ("the Restatement"). All references herein to the financial statements for such periods refer to such financial statements as restated. These restatements related primarily to management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities and reserves were understated.

     Consolidation of Subsidiaries -- The Company's financial statements include the activity of all of its wholly owned subsidiaries over which the Company has direct or indirect unilateral and perpetual control. All intercompany transactions have been eliminated in consolidation.

2.   SPECIAL CHARGES

     Special charges for the three months ended June 30, 1998 represent severance costs for those officers and employees who were terminated or removed from office by the Company and so notified as of June 30, 1998.

3.    INCOME TAXES

     At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $8.9 million for Federal income tax purposes and $8.0 million for state income tax purposes. The NOLs expire in 2013 and 2003, respectively. Assuming the Company has sufficient future taxable income, the NOLs could be of significant value to the Company, because generally the NOLs could be used to offset future taxable income. However, if the Company has undergone, or undergoes in the future, an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), then the Company's utilization of the NOLs generally will be limited to an annual amount equal to the product of (a) the fair market value of the Company's stock immediately before the ownership change and (b) the "long-term tax-exempt rate" published by the Internal Revenue Service at the time of the ownership change (5.15 percent for the month of June, 1998). Such a limitation could significantly reduce the value of the NOLs.

     Generally speaking, an "ownership change" occurs whenever, within a three-year period, the aggregate ownership of a company's stock by its "5 percent shareholders" (as defined by the applicable Federal income tax regulations) increases by more than 50 percentage points. Making that calculation is complex, uncertain and ongoing once a company has NOLs. The Company has begun, but has not yet completed, an initial set of such calculations. Nevertheless, because of the significant recent turnover in the Company's stock, the Company believes that there is a strong possibility that an "ownership change" has already occurred, or, if not, that an "ownership change" could occur at any time. If so, then the Company's utilization of its NOLs would be limited, as discussed above.

4.    RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

5.    BUSINESS SEGMENTS (unaudited)

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan segment provides equipment sales and maintenance to hospitals and other health care providers. The Purchase Connection segment is a group purchasing organization that negotiates pricing for its membership with manufacturers and distributors. General corporate expenses are classified as Corporate. Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments in the quarter ended June 30, 1998 and 1997 is as follows:

                                                     Equipment      Purchasing
                                                      Services       Services            Corporate            Total
                                                     ---------      ----------           ---------            -----
                                                                         (Dollars in Thousands)
JUNE 30, 1998
Revenues.......................................     $  20,781       $   5,732                               $  26,513
Operating income (loss) .......................           789           2,174            $  (4,211)            (1,248)
Interest income, net...........................                                                160                160
Identifiable assets............................        31,900           5,145               14,406             51,451
Depreciation and amortization..................           193              57                  128                378
Capital expenditures...........................            38                                   12                 50

JUNE 30, 1997
Revenues.......................................     $  19,221       $   5,590                               $  24,811
Operating income (loss)........................           344           1,898            $  (3,097)              (855)
Interest income, net...........................                                                296                296
Identifiable assets............................        29,990           3,395               23,199             56,584
Depreciation and amortization..................           323             121                   61                505
Capital expenditures...........................           373              45                  139                557

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's unaudited consolidated results of operations and financial position should be read in conjunction with the Company's unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report.

GENERAL

     The Company is a national outsourcing service company, providing equipment sales and servicing, group purchasing and other ancillary services to hospitals, integrated health systems and alternative site providers.

     On February 17, 1998, the Company disclosed that it had restated its financial statements for the fiscal year ended March 31, 1997 and for the first two quarters of the fiscal year ended March 31, 1998 ("the Restatement"). All references herein to the financial statements for such periods refer to such financial statements as restated. These restatements related primarily to management's determination that certain equipment and software sales were prematurely recorded and that certain liabilities and reserves were understated.

     In June 1998 the Company announced the appointment of Mr. Raymond List as President and Chief Executive Officer and Mr. Peter Socha as Executive Vice President, Operations.

     During the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, the Company initiated a cost-reduction program which included a 10% reduction in overall personnel, the closing or restructuring of certain MasterPlan refurbishment and service operations and the closing of certain under-utilized MasterPlan field offices. The Company will continue to pursue additional cost-reduction opportunities during the balance of fiscal year 1999. The goal to improve profitability may include the elimination or repricing of certain low margin or unprofitable contracts. The Company has also instituted stronger credit and collection policies and procedures and is adopting new inventory management procedures to reduce its level of inventory investment.

     Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities and Exchange Commission (the "SEC") has commenced a formal investigation of the Company. See Part II, Item 1 "Legal Proceedings" below.

     In February 1998, the Company had announced the engagement of Lehman Brothers, as its financial advisor, to evaluate strategic alternatives including a possible sale of the Company. In June 1998, the Board of Directors determined that it is not in the best interest of the shareholders to continue to pursue a sale of the Company at the present time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, VERSUS THREE MONTHS ENDED JUNE 30, 1997

     Revenues. The Company's revenues for the three months ended June 30, 1998 totaled $26.5 million, an increase of $1.7 million or 6.9% over revenues of $24.8 million for the three months ended June 30, 1997. Revenues increased primarily due to a rise in contract revenues produced by the COHR MasterPlan segment. The COHR MasterPlan segment generated revenues of $20.8 million in the three months ended June 30, 1998, compared to $19.2 million in the same quarter last year. The Purchase Connection segment, which includes the Company's group purchasing organization (GPO) and other ancillary businesses, produced revenues of $5.7 million in the three months ended June 30, 1998, compared to $5.6 million in the same quarter last year, with revenue growth in the GPO being partially offset by declines in the ancillary businesses.

     Direct Operating Expenses. The Company's direct expenses for the three months ended June 30, 1998 totaled $18.6 million which represented an increase of $1.5 million or 8.6% over the three months ended June 30, 1997 total of $17.1 million. This increase was primarily attributable to higher spending on outsourced services related to the increase in COHR MasterPlan contract revenues. As a percentage of revenues, direct operating expenses increased to 70.2% for the three month period ended June 30, 1998 from 69.1% for the three months ended June 30, 1997.

    Gross Margin. The Company's gross margin for the three months ended June 30, 1998 totaled $7.9 million, an increase of $232,000 or 3% over the three months ended June 30, 1997 total of $7.7 million. Gross margin as a percentage of revenues decreased to 29.8% for the three months ended June 30, 1998 from 30.9% for the three months ended June 30, 1997.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended June 30, 1998 totaled $8.7 million, an increase of $146,000 or 1.7% over the three months ended June 30, 1997 total of $8.5 million. This increase was primarily attributable to higher professional outside services and insurance costs that were partially offset by lower personnel and administrative expenses resulting from the Company's ongoing cost-reduction program. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended June 30, 1998 to 32.7% from 34.3% during the three months ended June 30, 1997.

    Special Charges. Special charges for the three months ended June 30, 1998 represent severance costs for those officers and employees who were terminated or removed from office by the Company and so notified as of June 30, 1998. Most of this amount was disbursed during the quarter ended June 30, 1998.

    Operating Loss. The Company's operating loss for the three months ended June 30, 1998 totaled $1.2 million, an increase of $393,000 from an operating loss for the three months ended June 30, 1997 of $855,000. Operating loss as a percentage of revenues for three months ended June 30, 1998 was 4.7% compared to 3.4% for the three months ended June 30, 1997.

    Income Tax Benefit. The Company recognized no income tax benefit for the three months ended June 30, 1998 due to the Company's being in a net operating loss carryforward position. The income tax benefit for the three months ended June 30, 1997 was $204,000. The Company's effective tax benefit rate was 36.5% for the three months ended June 30, 1997 which was lower than it would have otherwise been due to the fact that the Company is unable to carryback net operating losses for state income tax purposes.

    Net Loss. The Company's net loss for the three months ended June 30, 1998 totaled $1.1 million, an increase of $733,000 from the net loss for the three months ended June 30, 1997 of $355,000. As a percentage of revenues, the net loss was 4.1% for the three months ended June 30, 1998 as compared to 1.4% for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $27.6 million and $28.2 million as of June 30, 1998 and March 31, 1998, respectively. The Company had cash and cash equivalents of $15 million and $14 million at those same respective dates. The increase in the amount of cash and cash equivalents during the first three months of fiscal year 1999 was primarily attributable to the receipt of a $2.7 million income tax refund and a $2.0 million reduction in accounts receivable offset in part by the net loss for the quarter and a reduction in trade accounts payable and accrued expenses.

    Net cash provided by (used in) operating activities amounted to $1.1 million and $(2.3) million for the three months ended June 30, 1998 and 1997, respectively. The factors contributing to the positive cash flow from operations in the first quarter of fiscal year 1999 were noted in the change in cash and cash equivalents above.

    Net cash (used in) provided by investing activities was $(7,000) and $2.3 million in the first quarter of fiscal years 1999 and 1998, respectively. There were no acquisitions of new businesses in the first quarter of fiscal year 1999 as compared to spending on acquisitions of $1.1 million in the prior year's first quarter. The prior year's first quarter also included the sale of investments of $4.0 million.

    Cash used in financing activities for the repayment of long-term debt and notes payable totaled $47,000 in the first quarter of fiscal year 1999 as compared to $1.8 million in the first quarter of fiscal year 1998.

    At present, the Company does not have a credit facility or line of credit. The Company believes that its cash on hand and anticipated cash flows will be sufficient to meet the Company's operating needs for the current fiscal year. The Company has not paid dividends since its initial public offering in February of 1996.

     The Company is subject to various commitments and contingencies. See Part II, Item 1 "Legal Proceedings" and "Additional Factors Affecting Operating Results" below.

INFLATION

    The Company believes that its operations have not been materially adversely affected by inflation. The Company expects that salary and wage increases for its skilled staff will continue to be higher than average wage increases, as is common in the Company's industry.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     The Company's business is subject to a number of risks, some of which are beyond the Company's control. In addition to the factors described herein, the Company has identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in its Annual Report on Form 10-K for the fiscal year ending March 31, 1998, important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time.


RISKS ASSOCIATED WITH MANAGEMENT OF DATA AND YEAR 2000 ISSUES

    The Company's business is dependent upon its ongoing ability to obtain, process, analyze and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended period of time, the failure to upgrade data services, difficulties in converting data and information systems after acquisitions, loss of stored data, programming errors or other computer programs could have a material adverse effect on the Company's business. As the year 2000 approaches, an issue ("Year 2000 Issue") affecting many companies has emerged regarding how existing application software programs and operating systems can accommodate the date value as described herein. In brief, many existing applications in the marketplace and some proprietary database applications developed by the Company were designed to use a two-digit data position to represent the year (e.g., "98" is stored on the systems and represents the year 1998). The Company has initiated an assessment of its own computer systems and other date-sensitive electronic systems, such as security systems. The financial and general ledger systems of the Company are substantially compliant already; the cost to upgrade these systems is not expected to be material. The Company expects the year 2000 related modifications and conversions to its own systems and software, including testing, to be substantially completed by December 1998. The Company has also commenced communications with suppliers, customers, financial institutions and others with whom it conducts business to assess whether the systems of these other companies, with which the Company interfaces or on which the Company relies, will be upgraded on a timely basis or that such systems will not have an adverse effect on the Company's systems. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 Issues. However, there can be no assurance that the Company's initial assessment of this risk will be accurate or that the Year 2000 Issue will not materially affect future financial results or future financial conditions.

    Another area of potential risk is with certain medical equipment which belongs to the Company's customers but which is maintained or serviced by the Company and has microprocessors with date functionality which could malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all of its customers and with all of the major suppliers of medical equipment to ensure that these third parties are also working to remediate their own Year 2000 Issues, if applicable. However, the Company is unable to determine whether the Year 2000 Issue related to customer's medical equipment which is serviced or maintained by the Company will materially affect future financial results or future financial conditions.

    Upon the completion of the Company's assessment of its exposure to the risk of Year 2000 non-compliance by third parties, the Company will formulate contingency plans to handle the most likely worst-case Year 2000 scenarios. Until the assessment is completed, the Company cannot reasonably define what those scenarios might be.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The Company, certain of its present and former officers and directors and others are named as defendants in four purported class action lawsuits which allege, among other things, false and misleading statements in various public disclosures in violation of federal and/or state securities laws. Sherleigh Associates Inc. Profit Sharing Plan v. Cohr, Inc. et al. (Case No. 98-3028 JSL) was filed in the United States District Court for Central District of California on or about April 21, 1998. Zabronsky et al. V. Cohr, Inc. et al. (Case No. 98-3493 JSL) was filed in the same court on May 6, 1998. Bird v. Cohr, Inc. et al. (Case No. 98-4177 WMB) was filed in the same court on May 27, 1998. Leeds v. Malhotra et al. (Case No. BC198490) was filed in the Superior Court of the State of California, Los Angeles County, on April 16, 1998. The plaintiffs in each action seek to represent a class of purchasers of the Company's common stock during various time periods between 1996 and 1998.

     The plaintiffs in each of the three federal actions filed in the United States District Court for the Central District of California assert claims of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and of certain regulations promulgated thereunder. The plaintiffs in each of the three federal actions seek unspecified compensatory damages, interest, attorneys' fees and costs, and injunctive and/or other relief as permitted by law. The plaintiff in the action filed in California Superior Court asserts claims of violations of California Corporations Code Section 25400 and 25500. The plaintiff in that action seeks unspecified compensatory damages, interest, attorneys' fees and costs, and injunctive and/or other relief as permitted by law. No class has been certified in any of these actions.

     A shareholder of the Company has brought a derivative lawsuit purportedly on behalf of the Company, alleging breaches of fiduciary duty and related claims, and naming certain of its present and former officers and directors as defendants, with the Company as a nominal defendant. This action, which is entitled Schug v. Chopra et al. (Case No. BC190933) was filed in the Superior Court for the State of California, Los Angeles County, on May 12, 1998. The shareholder-plaintiff seeks unspecified compensatory and punitive damages, disgorgement of profits and gains, attorneys' fees and costs, injunctive relief, and other relief as permitted by law.

     The Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company. The Company understands that the investigation relates to, among other things: (1) the accuracy of the Company's financial statements and periodic filings with the SEC; (2) the accuracy of the Company's books and records; (3) the adequacy of the Company's system of internal accounting controls; and (4) trading of the Company's securities by certain present or former officers, directors, or employees, or other persons. In addition, the Nasdaq Listing Investigations, a division of the Nasdaq Stock Market, has requested from the Company certain documents in connection with its review of the Restatement and the Company's compliance with its rules and regulations. The Company intends to cooperate fully with the inquiries from all regulatory agencies.

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


ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On June 29, 1998 the Board of Directors was expanded from eight to nine members with Mr. Stephen W. Ritterbush appointed as a director. On July 17, 1998, Mr. Paul Chopra resigned as a director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits included or incorporated herein:

         See Index to Exhibits

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COHR INC.
                                      (Registrant)

Date: August 14, 1998                             /s/ RAYMOND E. LIST
                                      ------------------------------------------
                                      Raymond E. List
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: August 14, 1998                            /s/ DANIEL F. CLARK
                                      ------------------------------------------
                                      Daniel F. Clark
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Accounting and Financial
                                      Officer)

                           COHR INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

ITEM (6)




  EXHIBIT
  NUMBER                                     DESCRIPTION
  ------                                     -----------
   3.1*             Certificate of Incorporation of Registrant
   3.2*             By-laws of Registrant
   3.3              By-laws of Registrant as amended on June 29, 1998
   4.1*             Form of Warrant to be issued to the Representatives of the
                    Underwriters
   4.2*             Form of Registration  Rights Agreement between  Registrant,
                    Healthcare  Association of Southern  California ("HASC")
                    and Hospital Council Coordinated Programs, Inc
   4.3*             Specimen Stock Certificate
  10.16             Employment Agreement between Registrant and Raymond E. List
  10.17             Stock Option Agreement between Registrant and
                    Raymond E. List
  10.18             Employment Agreement between Registrant and Stephen W.
                    Ritterbush
  10.19             Stock Option Agreement between Registrant and Stephen W.
                    Ritterbush
  10.20             Employment Agreement between Registrant and Peter T. Socha
  10.21             Stock Option Agreement between Registrant and Peter T. Socha
  11                Computation of Net Loss Per Share
  27.1              Financial Data Schedule
  99.1              Press release dated August 13, 1998

----------
* Incorporated by reference from Registrant's Statement on Form S-1, Registration No. 33-80635.