Form 10-Q
period 1998-09-30
COHR INC
filed 1998-11-16
CIK 1005123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              COMMISSION FILE NO. 0-27506

                            --------------------------------

                                       COHR INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4559155
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                        IDENTIFICATION)

 21540 PLUMMER STREET, CHATSWORTH, CALIFORNIA                    91311-4103
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-2647
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 1998 there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01, which is the only class of common stock of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COHR INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                              PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and March 31, 1998............................     4
         Consolidated (unaudited) Statements of Operations for the
           three months ended September 30, 1998 and 1997 and the six
           months ended September 30, 1998 and 1997..................     5
         Consolidated (unaudited) Statements of Cash Flows for the
           six months ended September 30, 1998 and 1997..............     6
         Notes to Consolidated Financial Statements..................     7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    10
                              PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    15
Item 4.  Submission of Matters to a Vote of Security Holders.........    16
Item 5.  Other Information...........................................    16
Item 6.  Exhibits and Reports on Form 8-K............................    16

                           FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended and
Section 27A of the Securities Act of 1933, as amended. COHR Inc. ("COHR" or the "Company") cautions readers that such "forward-looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income/(loss), wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore, be considered in light of various important factors ("Cautionary Statements"), including those set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

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

                         PART I. FINANCIAL INFORMATION
                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998           1998
                                                              -------------    ---------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 12,826       $ 14,026
  Accounts receivable, net of allowance for doubtful
     accounts of $3,284 (September 30) and $4,232 (March
     31)....................................................      13,456         16,946
  Inventory.................................................       5,035          6,891
  Prepaid expenses and other................................         590            716
  Income tax refund receivable..............................       5,702          8,391
                                                                --------       --------
          Total current assets..............................      37,609         46,970
EQUIPMENT AND IMPROVEMENTS, net of accumulated depreciation
  of $5,902 (September 30) and $5,416 (March 31)............       5,889          6,804
INTANGIBLE ASSETS, net of accumulated amortization of $367
  (September 30) and $261 (March 31)........................       2,509          2,615
OTHER ASSETS................................................         412            195
                                                                --------       --------
          TOTAL.............................................    $ 46,419       $ 56,584
                                                                ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................    $              $     40
  Accounts payable..........................................       2,266          6,183
  Accrued expenses..........................................      12,090         11,174
  Deferred revenue..........................................         146            734
  Current portion of long-term debt.........................         336            649
                                                                --------       --------
          Total current liabilities.........................      14,838         18,780
LONG-TERM DEBT..............................................         357            498
OTHER LONG-TERM LIABILITIES.................................         175            136
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........
  Common Stock, $.01 par value; 20,000,000 shares
     authorized; 6,433,189 shares issued and outstanding....         887            887
  Additional paid in capital................................      55,153         55,153
  Accumulated deficit.......................................     (24,991)       (18,870)
                                                                --------       --------
          Total shareholders' equity........................      31,049         37,170
                                                                --------       --------
          TOTAL.............................................    $ 46,419       $ 56,584
                                                                ========       ========

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenues............................................  $24,798    $25,964    $51,311    $50,775
Direct operating expenses...........................   19,278     18,002     37,896     35,150
                                                      -------    -------    -------    -------
Gross margin........................................    5,520      7,962     13,415     15,625
Selling, general and administrative expenses........    7,620      8,794     16,284     17,312
Special charges.....................................    3,148                 3,627
                                                      -------    -------    -------    -------
Operating loss......................................   (5,248)      (832)    (6,496)    (1,687)
Interest income, net................................      215        241        375        537
                                                      -------    -------    -------    -------
Loss before income tax benefit......................   (5,033)      (591)    (6,121)    (1,150)
Income tax benefit..................................                (192)                 (396)
                                                      -------    -------    -------    -------
Net loss............................................  $(5,033)   $  (399)   $(6,121)   $  (754)
                                                      =======    =======    =======    =======
Net loss per common share Basic.....................  $ (0.78)   $ (0.06)   $ (0.95)   $ (0.12)
                                                      =======    =======    =======    =======
Net loss per common share Diluted...................  $ (0.78)   $ (0.06)   $ (0.95)   $ (0.12)
                                                      =======    =======    =======    =======
Number of shares used to compute net loss per common
  share.............................................    6,433      6,433      6,433      6,426
                                                      =======    =======    =======    =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(6,121)   $  (754)
                                                              -------    -------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      756      1,046
    Gain on sale of equipment and improvements..............      (17)
    Gain on extinguishment of debt..........................     (185)
    Special charges.........................................    3,116
    Provision for losses on accounts receivable.............      355        485
    Deferred income tax asset -- current portion............                  98
    Increase in other long-term liabilities.................       39
    Changes in assets and liabilities, net of effect of
     acquisitions of certain assets:
    (Increase) decrease in:
         Accounts receivable................................    2,221     (4,177)
         Inventory..........................................      406        (54)
         Prepaid expense and other..........................      126       (421)
         Income tax refund receivable.......................    2,689     (2,479)
         Other assets.......................................     (217)      (717)
    Increase (decrease) in:
         Accounts payable...................................   (3,917)     1,537
         Accrued expenses...................................      516      1,027
         Deferred revenue...................................     (588)       276
                                                              -------    -------
    Total adjustments.......................................    5,300     (3,379)
                                                              -------    -------
    Net cash used in operating activities...................     (821)    (4,133)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (117)      (973)
  Proceeds from sale of fixed assets........................       47
  Payment for business acquisitions.........................              (1,327)
  Sale of investments.......................................               4,000
                                                              -------    -------
    Net cash (used in) provided by investing activities.....      (70)     1,700
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and notes payable............     (309)    (2,064)
                                                              -------    -------
    Net cash used in financing activities...................     (309)    (2,064)
                                                              -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (1,200)    (4,497)
CASH AND CASH EQUIVALENTS, beginning of period..............   14,026     22,948
                                                              -------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $12,826    $18,451
                                                              =======    =======
  Supplemental disclosures of cash flow information -- Cash
    paid during the period for:
    Income taxes............................................  $          $ 2,775
                                                              =======    =======
    Interest................................................  $    21    $    37
                                                              =======    =======
DETAILS OF BUSINESSES OR ASSETS ACQUIRED AT FAIR VALUE
  ARE AS FOLLOWS:
  Current assets............................................  $          $   479
  Equipment.................................................                 138
  Goodwill and other intangibles............................                 929
                                                              -------    -------
                                                                           1,546
                                                              -------    -------
  Liabilities assumed.......................................                 219
                                                              -------    -------
  NET CASH PAID FOR ACQUISITIONS............................  $          $ 1,327
                                                              =======    =======

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

     The consolidated financial statements for the six months ended September 30, 1998 and 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1998.

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

 2. SPECIAL CHARGES

     The Company recorded special charges of $3.6 million for the six months ended September 30, 1998. Included in the $3.6 million total were the write-down of refurbishment parts inventory not sold separately and fixed assets related to a refurbishment operation to be closed, disposition costs and the write-down of assets related to a claims-management software business to be sold and severance costs for those officers and employees who were terminated or removed from office by the Company and so notified during the six months ended September 30, 1998.

 3. INCOME TAXES

     At September 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $12.7 million for Federal income tax purposes and $11.8 million for state income tax purposes. The NOLs expire in 2013 and 2003, respectively. Assuming the Company has sufficient future taxable income, the NOLs could be of significant value to the Company, because generally the NOLs could be used to offset future taxable income. However, if the Company has undergone, or undergoes in the future, an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), then the Company's utilization of the NOLs generally will be limited to an annual amount equal to the product of (a) the fair market value of the Company's stock immediately before the ownership change and (b) the "long-term tax-exempt rate" published by the Internal Revenue Service at the time of the ownership change (5.02 percent for the month of September, 1998). Such a limitation could significantly reduce the value of the NOLs.

                           COHR INC. AND SUBSIDIARIES

                      SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

                           COHR INC. AND SUBSIDIARIES

                      SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

 5. BUSINESS SEGMENTS (UNAUDITED)

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan segment provides equipment servicing and sales to hospitals and other health care providers. The Purchase Connection segment consists primarily of a group purchasing organization that negotiates pricing for its membership with manufacturers and distributors. Other services in the Purchase Connection segment include providing on-site security, management consulting, employee-benefits insurance brokerage, medical credentials verification and insurance claims-management software to hospitals, integrated health systems and alternate site providers. General corporate expenses are classified as Corporate. Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments for the periods ended September 30, 1998 and 1997 is as follows:

                                                   EQUIPMENT    PURCHASING
                                                   SERVICES      SERVICES     CORPORATE     TOTAL
                                                   ---------    ----------    ---------    -------
                                                               (DOLLARS IN THOUSANDS)
For the three months ended September 30, 1998
  Revenues.......................................   $19,785      $ 5,013                   $24,798
  Operating income (loss)........................    (1,186)       2,147      $ (6,209)     (5,248)
  Interest income, net...........................                                  215         215
  Identifiable assets............................    28,780        4,642        12,997      46,419
  Depreciation and amortization..................       193           57           128         378
  Capital expenditures...........................        52                         15          67
For the three months ended September 30, 1997
  Revenues.......................................   $20,363      $ 5,601                   $25,964
  Operating income (loss)........................      (200)       2,334        (2,966)       (832)
  Interest income, net...........................                                  241         241
  Identifiable assets............................    45,279        5,126        35,027      85,432
  Depreciation and amortization..................       346          130            65         541
  Capital expenditures...........................       279           33           104         416
For the six months ended September 30, 1998
  Revenues.......................................   $40,566      $10,745                   $51,311
  Operating income (loss)........................      (397)       4,321      $(10,420)     (6,496)
  Interest income, net...........................                                  375         375
  Identifiable assets............................    28,780        4,642        12,997      46,419
  Depreciation and amortization..................       386          114           256         756
  Capital expenditures...........................        90                         27         117
For the six months ended September 30, 1997
  Revenues.......................................   $39,584      $11,191                   $50,775
  Operating income (loss)........................       144        4,232      $ (6,063)     (1,687)
  Interest income, net...........................                                  537         537
  Identifiable assets............................    45,279        5,126        35,027      85,432
  Depreciation and amortization..................       669          251           126       1,046
  Capital expenditures...........................       652           78           243         973

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's unaudited consolidated results of operations and financial position should be read in conjunction with the Company's unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report.

GENERAL

     The Company is a national outsourcing service company, providing equipment servicing and sales, group purchasing and other ancillary services to hospitals, integrated health systems and alternative site providers.

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

     During the fourth quarter of fiscal year 1998 and the first two quarters of fiscal year 1999, the Company undertook a cost-reduction program which resulted in a 14% reduction in overall personnel, the closing or restructuring of certain MasterPlan refurbishment and service operations, the closing of certain under-utilized MasterPlan field offices and the decision to dispose of a claims-management software business. The Company will continue to pursue additional cost-reduction opportunities during the balance of fiscal year 1999. The goal to improve profitability may include the elimination or repricing of certain low margin or unprofitable contracts. The Company has also instituted stronger credit and collection policies.

     In connection with the Company's fiscal year end audit at March 31, 1998, the Company's auditors noted certain conditions involving the Company's internal control structure and its operations that were deemed to be material weaknesses during the period from April 1, 1997 to March 31, 1998. The Company has initiated actions it deems to be appropriate to address these conditions, including the hiring of a new Chief Financial Officer and Controller, improving communications between departments, centralizing certain accounting functions and formalizing methodologies for certain accounting procedures.

     Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities and Exchange Commission (the "SEC") has commenced a formal investigation of the Company. See Part II, Item 1 "Legal Proceedings" below.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED SEPTEMBER 30, 1998, VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. The Company's revenues for the six months ended September 30, 1998 totaled $51.3 million, an increase of $536,000 or 1.1% over revenues of $50.8 million for the six months ended September 30, 1997. Revenues of the COHR MasterPlan segment rose 2.5% to $40.6 million in the six months ended September 30, 1998 from $39.6 million in the same period last year. An increase in COHR MasterPlan contract revenues was partially offset by a decrease in equipment sales. The Purchase Connection segment, which consists primarily of the Company's group purchasing organization (GPO) but includes other ancillary businesses, experienced a decline in revenues of 4.0% to $10.7 million in the six months ended September 30, 1998 from $11.2 million in the same period last year. Revenue growth in the GPO was more than offset by declines in the ancillary businesses, one of which was the claims management software business slated for disposition.

     Direct Operating Expenses. The Company's direct expenses for the six months ended September 30, 1998 totaled $37.9 million, which represented an increase of $2.7 million or 7.8% over the six months ended September 30, 1997 total of $35.2 million. This increase was primarily attributable to higher than anticipated spending on outsourced services related to COHR MasterPlan contract revenues. Direct operating expenses as a percentage of revenues for the six months ended September 30, 1998 increased to 73.9% from 69.2% for the six months ended September 30, 1997.

     Gross Margin. The Company's gross margin for the six months ended September 30, 1998 totaled $13.4 million, a decrease of $2.2 million or 14.1% from the six months ended September 30, 1997 total of $15.6 million. Gross margin as a percentage of revenues decreased to 26.1% for the six months ended September 30, 1998 from 30.8% for the six months ended September 30, 1997.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the six months ended September 30, 1998 totaled $16.3 million, a decrease of $1.0 million or 5.9% from the six months ended September 30, 1997 total of $17.3 million. The decrease was primarily attributable to lower personnel and administrative expenses resulting from the Company's ongoing cost-reduction program, which were partially offset by higher professional outside services and insurance costs. As a percentage of revenues, selling, general and administrative expenses decreased during the six months ended September 30, 1998 to 31.7% from 34.1% during the six months ended September 30, 1997.

     Special Charges. Special charges of $3.6 million for the six months ended September 30, 1998 consisted of the write-down of refurbishment parts inventory not sold separately and fixed assets related to a refurbishment operation to be closed, disposition costs and the write-down of assets related to a claims-management software business to be sold and severance costs for those officers and employees who were terminated or removed from office by the Company and so notified during the six months ended September 30, 1998.

     Operating Loss. The Company's operating loss for the six months ended September 30, 1998 totaled $6.5 million, an increase of $4.8 million over the operating loss for the six months ended September 30, 1997 of $1.7 million. The operating loss as a percentage of revenues for the six months ended September 30, 1998 was 12.7% compared to 3.3% for the six months ended September 30, 1997.

     Income Tax Benefit. The Company recognized no income tax benefit for the six months ended September 30, 1998 due to the Company's being in a net operating loss carryforward position. The income tax benefit for the six months ended September 30, 1997 was $396,000. The Company's effective tax benefit rate was 34.4% for the six months ended September 30, 1997.

     Net Loss. The Company's net loss for the six months ended September 30, 1998 totaled $6.1 million, an increase of $5.4 million from the net loss for the six months ended September 30, 1997 of $754,000. As a percentage of revenues, the net loss was 11.9% for the six months ended September 30, 1998 compared to 1.5% for the six months ended September 30, 1997.

     THREE MONTHS ENDED SEPTEMBER 30, 1998, VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. The Company's revenues for the three months ended September 30, 1998 totaled $24.8 million, a decrease of $1.2 million or 4.5% from revenues of $26.0 million for the three months ended September 30, 1997. The decline in revenues was attributable primarily to operations that were either disposed of or identified for closure or sale during the past two quarters. The COHR MasterPlan segment generated revenues of $19.8 million in the three months ended September 30, 1998, compared to $20.4 million in the same quarter last year. An increase in COHR MasterPlan contract revenues was more than offset by a decrease in equipment sales. The Purchase Connection segment, which consists primarily of the Company's group purchasing organization (GPO) but includes other ancillary businesses, produced revenues of $5.0 million in the three months ended September 30, 1998, compared to $5.6 million in the same quarter last year. Revenue growth in the GPO was more than offset by declines in the ancillary businesses, one of which was the claims-management software business slated for disposition.

     Direct Operating Expenses. The Company's direct expenses for the three months ended September 30, 1998 totaled $19.3 million, which represented an increase of $1.3 million or 7.1% over the three months ended September 30, 1997 total of $18 million. This increase was primarily attributable to higher than anticipated spending on outsourced services related to COHR MasterPlan contract revenues. As a percentage of revenues, direct operating expenses increased to 77.7% for the three month period ended September 30, 1998 from 69.3% for the three months ended September 30, 1997.

     Gross Margin. The Company's gross margin for the three months ended September 30, 1998 totaled $5.5 million, a decrease of $2.5 million or 30.7% from the three months ended September 30, 1997 total of $8.0 million. Gross margin as a percentage of revenues decreased to 22.3% for the three months ended September 30, 1998 from 30.7% for the three months ended September 30, 1997.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended September 30, 1998 totaled $7.6 million, a decrease of $1.2 million or 13.4% from the three months ended September 30, 1997 total of $8.8 million. This decrease was primarily attributable to lower personnel and administrative expenses resulting from the Company's ongoing cost-reduction program which were partially offset by higher professional outside services and insurance costs. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended September 30, 1998 to 30.7% from 33.9% during the three months ended September 30, 1997.

     Special Charges. Special charges of $3.1 million for the three months ended September 30, 1998 consisted primarily of the write-down of refurbishment parts inventory not sold separately and fixed assets related to a refurbishment operation to be closed and disposition costs and the write-down of assets related to a claims-management software business to be sold.

     Operating Loss. The Company's operating loss for the three months ended September 30, 1998 totaled $5.2 million, an increase of $4.4 million over an operating loss for the three months ended September 30, 1997 of $832,000. The operating loss as a percentage of revenues for the three months ended September 30, 1998 was 21.2% compared to 3.2% for the three months ended September 30, 1997.

     Income Tax Benefit. The Company recognized no income tax benefit for the three months ended September 30, 1998 due to the Company's being in a net operating loss carryforward position. The income tax benefit for the three months ended September 30, 1997 was $192,000. The Company's effective tax benefit rate was 36.5% for the three months ended September 30, 1997.

     Net Loss. The Company's net loss for the three months ended September 30, 1998 totaled $5.0 million, an increase of $4.6 million over the net loss for the three months ended September 30, 1997 of $399,000. As a percentage of revenues, the net loss was 20.3% for the three months ended September 30, 1998 as compared to 1.5% for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $22.8 million and $28.2 million as of September 30, 1998 and March 31, 1998, respectively. The Company had cash and cash equivalents of $12.8 million and $14.0 million at those same respective dates.

     Net cash used in operating activities amounted to $821,000 and $4.1 million for the six months ended September 30, 1998 and 1997, respectively. The factors contributing to the negative cash flow from operations for the six months ended September 30, 1998 were the net loss (offset in part by non-cash charges for depreciation and amortization, provision for losses on accounts receivable and certain special charges) and a reduction in trade accounts payable which was balanced against the receipt of a $2.7 million income tax refund and a $2.2 million reduction in accounts receivable.

     Net cash (used in) provided by investing activities was $(70,000) and $1.7 million in the six months ended September 30, 1998 and 1997, respectively. There were no acquisitions of new businesses for the six months ended September 30, 1998 as compared to spending on acquisitions of $1.3 million for the same period in the prior year. The Company also had sale of investments of $4.0 million for the six months ended September 30, 1997.

     Cash used in financing activities for the repayment of long-term debt and notes payable totaled $309,000 for the six months ended September 30, 1998 as compared to $2.1 million for the six months ended September 30, 1997.

     At present, the Company does not have a credit facility or line of credit. The Company believes that its cash on hand and anticipated cash flows will be sufficient to meet the Company's operating needs for the next twelve months. The Company has not paid dividends since its initial public offering in February of 1996.

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

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     The Company's business is subject to a number of risks, some of which are beyond the Company's control. In addition to the factors described herein, the Company has identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in its Annual Report on Form 10-K for the fiscal year ending March 31, 1998, important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company, certain of its present and former officers and directors and others are named as defendants in four purported class action lawsuits which allege, among other things, false and misleading statements in various public disclosures in violation of federal and/or state securities laws. Sherleigh Associates Inc. Profit Sharing Plan v. Cohr Inc. et al. (Case No. 98-3028 JSL) was filed in the United States District Court for Central District of California on or about April 21, 1998. Zabronsky et al. v. Cohr Inc. et al.(Case No. 98-3493 JSL) was filed in the same court on May 6, 1998. Bird v. Cohr Inc. et al. (Case No. 98-4177 WMB) was filed in the same court on May 27, 1998. Leeds v. Malhotra et al. (Case No. BC198490) was filed in the Superior Court of the State of California, Los Angeles County, on April 16, 1998. The plaintiffs in each action seek to represent a class of purchasers of the Company's common stock during various time periods between 1996 and 1998.

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

     The SEC is conducting an investigation relating to the Company. The Company understands that the investigation relates to, among other things: (1) the accuracy of the Company's financial statements and periodic filings with the SEC; (2) the accuracy of the Company's books and records; (3) the adequacy of the Company's system of internal accounting controls; and (4) trading of the Company's securities by certain present or former officers, directors, or employees, or other persons. In addition, the Nasdaq Listing Investigations, a division of the Nasdaq Stock Market, has requested from the Company certain documents in connection with its review of the Restatement and the Company's compliance with its rules and regulations. The Company is cooperating fully with the inquiries from all regulatory agencies.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockhholders (the "Meeting") was held on August 14, 1998. At the Meeting, Messrs. Stephen W. Gamble, Ronnie J. Messenger, and Louis Simpson were nominated for election as to the Company's Board of Directors to serve until the year 2001, and there were no other nominations. There were present at the meeting, in person or by proxy, holders of 5,870,332 shares of the Company's common stock, 91.25% of the total shares outstanding. Messrs. Gamble, Messenger, and Simpson were each elected to the Company's Board of Directors with the vote cast as follows:

              NAME OF NOMINEE                VOTES FOR    VOTES WITHHELD
              ---------------                ---------    --------------
Stephen W. Gamble..........................  5,850,356        19,976
Ronnie J. Messenger........................  5,850,356        19,976
Louis Simpson..............................  5,850,356        19,976

     At the Meeting, Deloitte & Touche, LLP was ratified as the Company's independent public accountants for the Company's fiscal year ended March 31, 1999 with the vote cast as follows:

VOTES FOR   VOTES AGAINST   ABSTAIN
---------   -------------   -------
5,860,239       7,243        2,850

     There were no other matters approved or ratified at the Meeting.

ITEM 5. OTHER INFORMATION

     Mr. Raymond E. List, President and Chief Executive Officer, has agreed in principle to the terms of a new three-year employment agreement.

     On October 15, 1998, Mr. Peter Socha resigned his position as Executive Vice President, Operations.

     As described in the Company's Proxy Statement dated July 24, 1998 for the Meeting, the Company and Mr. Paul Chopra, the Company's former Chief Executive Officer, entered into a Standstill Agreement, dated April 3, 1998, pursuant to which each party has agreed that the passage of time will not waive or prejudice the rights of either of the parties with respect to the termination of Mr. Chopra's employment. As of November 10, 1998, the parties extended the period of the Standstill Agreement, which was to expire November 10, 1998, until January 31, 1999, on substantially the same terms as the prior agreement, except that Mr. Chopra will be paid $5,000 per month instead of $10,000 per month and agreed to the cancellation of 182,500 of his 280,000 stock options outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included or incorporated herein:

     See Index to Exhibits

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          (Registrant)

Date: November 16, 1998                           /s/  RAYMOND E. LIST

                                          --------------------------------------
                                                     Raymond E. List
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: November 16, 1998                           /s/  DANIEL F. CLARK

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

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1*     Certificate of Incorporation of Registrant
 3.2*     By-laws of Registrant
 3.3**    By-laws of Registrant as amended on September 29, 1998
 4.1*     Form of Warrant to be issued to the Representatives of the
          Underwriters
 4.2*     Form of Registration Rights Agreement between Registrant,
          Healthcare Association of Southern California ("HASC") and
          Hospital Council Coordinated Programs, Inc
 4.3*     Specimen Stock Certificate
10.2a     Standstill Agreement dated as of April 3, 1998 between
          Registrant and Mr. Paul Chopra
10.2b     Amendment to Standstill Agreement dated as of November 10,
          1998 between Registrant and Mr. Paul Chopra
11        Computation of Net Loss Per Share
27.1      Financial Data Schedule

---------------
 * Incorporated by reference from Registrant's Registration Statement on Form S-1, Registration No. 33-80635.

** Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-27506).