Form 10-Q
period 1998-12-31
COHR INC
filed 1999-02-16
CIK 1005123

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 11, 1999 there were outstanding 6,433,189 shares of the Registrant's Common Stock, par value $0.01, which is the only class of common stock of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COHR INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I. FINANCIAL INFORMATION
Item    Consolidated Financial Statements: Consolidated Balance          4
  1.    Sheets as of December 31, 1998 (unaudited) and March 31,
        1998........................................................
        Consolidated (unaudited) Statements of Operations for the        5
        three months ended December 31, 1998 and 1997 and the nine months ended December 31, 1998 and 1997.....................
        Consolidated (unaudited) Statements of Cash Flows for the        6
        nine months ended December 31, 1998 and 1997................
        Notes to Consolidated Financial Statements..................     8
Item    Management's Discussion and Analysis of Financial Condition     10
  2.    and Results of Operations...................................

PART II. OTHER INFORMATION
Item    Legal Proceedings...........................................    15
  1.
Item    Other Information...........................................    16
  5.
Item    Exhibits and Reports on Form 8-K............................    17
  6.

                           FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q that are not historical facts are hereby identified as "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended and
Section 27A of the Securities Act of 1933, as amended. COHR Inc. ("COHR" or the "Company") cautions readers that such "forward-looking statements," including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, income/(loss) and operations, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore, be considered in light of various important factors ("Cautionary Statements"), including those set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

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

                         PART I. FINANCIAL INFORMATION
                           COHR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998         1998
                                                              ------------   ---------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $11,769       $14,026
  Accounts receivable, net of allowance for doubtful
     accounts of $3,199 (December 31) and $4,232 (March
     31)....................................................     13,390        16,946
  Inventory.................................................      4,567         6,891
  Prepaid expenses and other................................        736           716
  Income tax refund receivable..............................      5,671         8,391
                                                                -------       -------
          Total current assets..............................     36,133        46,970
Equipment and improvements, net of accumulated depreciation
  of $6,518 (December 31) and $5,416 (March 31).............      5,127         6,804
Intangible assets, net of accumulated amortization of $419
  (December 31) and $261 (March 31).........................      2,501         2,615
Other assets................................................        381           195
                                                                -------       -------
          Total.............................................    $44,142       $56,584
                                                                =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $             $    40
  Accounts payable..........................................      2,759         6,183
  Accrued expenses..........................................     12,389        11,174
  Deferred revenue..........................................        243           734
  Current portion of long-term debt.........................        358           649
                                                                -------       -------
          Total current liabilities.........................     15,749        18,780
Long-term debt..............................................        278           498
Other long-term liabilities.................................        193           136
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........
  Common Stock, $.01 par value; 20,000,000 shares
     authorized; 6,433,189 shares issued and outstanding....        887           887
  Additional paid in capital................................     55,153        55,153
  Accumulated deficit.......................................    (28,118)      (18,870)
                                                                -------       -------
          Total shareholders' equity........................     27,922        37,170
                                                                -------       -------
          Total.............................................    $44,142       $56,584
                                                                =======       =======

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    -------------------    -------------------
                                                     1998        1997       1998        1997
                                                    -------    --------    -------    --------
Revenues..........................................  $22,864    $ 24,422    $74,175    $ 75,197
Direct operating expenses.........................   17,550      20,607     57,061      55,757
                                                    -------    --------    -------    --------
Gross margin......................................    5,314       3,815     17,114      19,440
Selling, general and administrative expenses......    7,162      13,268     23,446      30,580
Special charges...................................    1,432       4,115      3,444       4,115
                                                    -------    --------    -------    --------
Operating loss....................................   (3,280)    (13,568)    (9,776)    (15,255)
Interest income, net..............................      153         234        528         771
                                                    -------    --------    -------    --------
Loss before income tax benefit....................   (3,127)    (13,334)    (9,248)    (14,484)
Income tax benefit................................               (2,679)                (3,075)
                                                    -------    --------    -------    --------
Net loss..........................................  $(3,127)   $(10,655)   $(9,248)   $(11,409)
                                                    =======    ========    =======    ========
Net loss per common share -- Basic and Diluted....  $ (0.49)   $  (1.66)   $ (1.44)   $  (1.77)
                                                    =======    ========    =======    ========
Number of shares used to compute net loss per
  common share....................................    6,433       6,433      6,433       6,429
                                                    =======    ========    =======    ========

                           COHR INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(9,248)   $(11,409)
     Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
     Depreciation and amortization..........................    1,128       1,578
     Special charges........................................    2,740
     Provision for doubtful accounts........................      530       4,328
     Deferred income tax asset -- current portion...........                1,895
     Other, net.............................................     (109)
     Changes in assets and liabilities, net of effect of
      acquisitions of certain assets:
     (Increase) decrease in:
       Accounts receivable..................................    2,112       2,183
       Inventory............................................    2,809        (834)
       Prepaid expense and other............................      (20)        531
       Income tax refund receivable.........................    2,720      (8,679)
       Other assets.........................................     (192)      1,628
     Increase (decrease) in:
       Accounts payable.....................................   (3,424)      1,687
       Accrued expenses.....................................     (285)      4,264
       Deferred revenue.....................................     (491)     (2,738)
                                                              -------    --------
          Total adjustments.................................    7,518       5,843
                                                              -------    --------
     Net cash used in operating activities..................   (1,730)     (5,566)
                                                              -------    --------
Cash flows from investing activities:
  Capital expenditures......................................     (173)     (1,894)
  Proceeds from sale of fixed assets........................       56
  Payment for business acquisitions.........................      (44)     (1,262)
  Sale of investments.......................................                4,500
                                                              -------    --------
     Net cash (used in) provided by investing activities....     (161)      1,344
                                                              -------    --------
Cash flows from financing activities:
  Repayments of long-term debt and notes payable............     (366)     (2,241)
                                                              -------    --------
Net decrease in cash and cash equivalents...................   (2,257)     (6,463)
Cash and cash equivalents, beginning of period..............   14,026      22,948
                                                              -------    --------
Cash and cash equivalents, end of period....................  $11,769    $ 16,485
                                                              =======    ========
  Supplemental disclosures of cash flow information -- Cash
     paid during the period for:
     Income taxes...........................................  $          $  3,720
                                                              =======    ========
     Interest...............................................  $    27    $    135
                                                              =======    ========
Details of businesses or assets acquired at fair value are
  as follows:
  Current assets............................................  $          $    526
  Equipment.................................................                  196

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
  Goodwill and other intangibles............................       44       1,065
                                                              -------    --------
                                                                   44       1,787
                                                              -------    --------
  Liabilities assumed.......................................                  525
                                                              -------    --------
  Net cash paid for acquisitions............................  $    44    $  1,262
                                                              =======    ========

                           COHR INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The consolidated financial statements for the three months and nine months ended December 31, 1998 and 1997 are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in COHR's Annual Report on Form 10-K for the year ended March 31, 1998.

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

2. SPECIAL CHARGES

     The Company recorded special charges of $3.4 million for the nine months ended December 31, 1998. Included in the $3.4 million total were the disposition costs and write-down of certain assets related to operations abandoned or to be closed, financial advisory services and severance costs for those officers and employees who were terminated or removed from office by the Company and so notified during the nine months ended December 31, 1998.

3. INCOME TAXES

     On December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $8.8 million for federal income tax purposes and $4.6 million for state income tax purposes. The NOLs will expire in 2013 and 2003, respectively. Assuming the Company has sufficient taxable income, the NOLs could be of significant value to the Company, because generally the NOLs could be used to offset future taxable income. However, the Company has undergone two "ownership changes" within the meaning of Section 382 of the Internal Revenue Code on January 8, 1998 and on December 24, 1998. As such, the Company's utilization of the NOL carryforwards listed above, including the NOLs incurred through December 24, 1998, generally will be limited to an annual amount equal to the product of (a) the fair market value of the Company's stock immediately before the ownership change and (b) the applicable long-term tax-exempt rate published by the Internal Revenue Service at the time of the ownership change. Such annual limitation is approximately $1.5 million.

     Generally, an ownership change occurs whenever there is a greater than 50-percentage point change in ownership (based on the value of stock owned) of the stock of the loss corporation owned by one or more "five percent shareholders" (as defined by the applicable federal income tax regulations) over the lowest percentage ownership of the stock of the loss corporation owned by such shareholders at any time during the testing period: generally, a three-year period ending on the day of the ownership change.

4. BUSINESS SEGMENTS (UNAUDITED)

     The Company currently provides services to the health care industry through two principal business segments. The COHR MasterPlan segment provides equipment servicing and sales to hospitals and other health care providers. The Purchase Connection segment consists primarily of a group purchasing organization that negotiates pricing for its membership with manufacturers and distributors. Other services in the Purchase Connection segment include providing on-site security, management consulting, employee-benefits insurance brokerage, medical credentials verification and insurance claims-management software to hospitals, integrated health systems and alternate site providers. Effective December 1, 1998, the management consulting and medical credentials verification division was contributed to a limited liability corporation in consideration of a 40% membership interest therein. General corporate expenses are classified as Corporate. Identifiable assets are those used in the Company's operations in each segment as estimated by management based upon factors such as revenue generated, number of personnel and space occupied by each segment. Information concerning the Company's business segments for the periods ended December 31, 1998 and 1997 is as follows:

                                                        EQUIPMENT   PURCHASING
                                                        SERVICES     SERVICES    CORPORATE    TOTAL
                                                        ---------   ----------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
For the three months ended December 31, 1998
  Revenues............................................   $18,042     $ 4,822                 $ 22,864
  Operating income (loss).............................      (454)      2,023     $ (4,849)     (3,280)
  Interest income, net................................                                153         153
  Identifiable assets.................................    27,368       4,414       12,360      44,142
  Depreciation and amortization.......................       190          56          126         372
  Capital expenditures................................        40                       16          56
For the three months ended December 31, 1997
  Revenues............................................   $20,098     $ 4,324                 $ 24,422
  Operating income (loss).............................    (2,518)        593     $(11,643)    (13,568)
  Interest income, net................................                                234         234
  Identifiable assets.................................    46,604       7,517       21,046      75,167
  Depreciation and amortization.......................       271          80          181         532
  Capital expenditures................................       461          18          442         921
For the nine months ended December 31, 1998
  Revenues............................................   $58,607     $15,568                 $ 74,175
  Operating income (loss).............................      (849)      6,407     $(15,334)     (9,776)
  Interest income, net................................                                528         528
  Identifiable assets.................................    27,368       4,414       12,360      44,142
  Depreciation and amortization.......................       575         169          384       1,128
  Capital expenditures................................       130                       43         173
For the nine months ended December 31, 1997
  Revenues............................................   $59,683     $15,514                 $ 75,197
  Operating income (loss).............................    (2,359)      4,825     $(17,721)    (15,255)
  Interest income, net................................                                771         771
  Identifiable assets.................................    46,604       7,517       21,046      75,167
  Depreciation and amortization.......................       805         237          536       1,578
  Capital expenditures................................       947          38          909       1,894

5. TRANSACTION WITH THREE CITIES FUNDS

     On December 24, 1998, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (the "Three Cities Funds") purchased approximately 48% of the issued and outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company, and TCF Acquisition Corporation, a wholly owned subsidiary of the Three Cities Funds (the "Purchaser"), entered a Plan and Agreement of Merger (the "Merger Agreement") with the Company that provided for, among other things, the acquisition of all remaining Common Stock by the Purchaser at a price of $5.375 per share (which would have increased to $6.375 per share if the Company settled certain existing stockholder litigation on a basis which would not require it to pay more than $3.0 million, net of any insurance proceeds) and, under certain circumstances, the merger of the Purchaser with and into the Company.

     In response to a proposal by a third party to purchase the Company, the Purchaser and the Company entered into an Amended and Restated Plan and Agreement of Merger, dated as of February 4, 1999 (the "Amended Merger Agreement"), pursuant to which the Purchaser modified its outstanding tender offer to, among other things, increase the price to $6.50 per share and extend its expiration to 12:00 midnight, Eastern Standard Time, on February 24, 1999, unless it is further extended. The Amended Merger Agreement provides for the subsequent merger of the Purchaser with and into the Company (the "Merger"), and each share of Common Stock outstanding at the time of the Merger (other than Common Stock held by the Three Cities Funds, the Purchaser, or shares held by stockholders validly exercising appraisal rights pursuant to the General Corporation Law of the State of Delaware) will, by virtue of the Merger and without any action by the holder thereof, be converted into the right to receive, without interest, $6.50 per share in cash.

     The Company's Board of Directors unanimously approved the terms of the Amended Merger Agreement, the tender offer, and the Merger contemplated thereunder, determined that the such tender offer and the Merger are fair to, and in the best interests of, the holders of Common Stock, and recommended that all such holders accept such offer and tender their shares pursuant thereto.

6. RECLASSIFICATIONS

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

     During the fourth quarter of fiscal year 1998 and the first three quarters of fiscal year 1999, the Company undertook a cost-reduction program which resulted in a reduction in overall personnel, the closing or restructuring of certain MasterPlan refurbishment and service operations, the closing of certain under-utilized MasterPlan field offices and the decision to dispose of a claims-management software business. The Company will continue to pursue additional cost-reduction opportunities during the balance of fiscal year 1999. The goal to improve profitability may include the elimination or repricing of certain low margin or unprofitable contracts. The Company has also instituted stronger credit and collection policies.

     In connection with the Company's fiscal year end audit at March 31, 1998, the Company's auditors noted certain conditions involving the Company's internal control structure and its operations that were deemed to be material weaknesses during the period from April 1, 1997 to March 31, 1998. The Company has initiated actions it deems to be appropriate to address these conditions, including the hiring of a new management team, improving communications between departments, centralizing certain accounting functions and formalizing methodologies for certain accounting procedures.

     Federal and state civil lawsuits have been filed against the Company alleging, among other things, federal and/or state securities law violations and the Securities and Exchange Commission (the "SEC") and the NASDAQ Listing Investigations, a division of the NASDAQ Stock Market, have commenced formal investigations of the Company. See Part II, Item 1 "Legal Proceedings" below.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1998 VERSUS NINE MONTHS ENDED DECEMBER 31, 1997

     Revenues. The Company's revenues for the nine months ended December 31, 1998 totaled $74.2 million, a decrease of $1 million or 1.4% from revenues of $75.2 million for the nine months ended December 31, 1997. Revenues of the COHR MasterPlan segment declined 1.8% to $58.6 million in the nine months ended December 31, 1998 from $59.7 million in the same period last year. An increase in COHR MasterPlan contract revenues was more than offset by a decrease in equipment sales. The Purchase Connection segment, which consists primarily of the Company's group purchasing organization (GPO) but includes other ancillary businesses, experienced a slight increase in revenues to $15.6 million in the nine months ended December 31, 1998 over $15.5 million in the same period last year. Revenue growth in the GPO more than offset the decline in revenues for the ancillary businesses.

     Direct Operating Expenses. The Company's direct expenses for the nine months ended December 31, 1998 totaled $57.1 million, which represented an increase of $1.3 million or 2.3% over the nine months ended December 31, 1997 total of $55.8 million. This increase was primarily attributable to the write-down of inventory related to operations to be closed which was offset in part by the cost-reduction program implemented during the fourth quarter of fiscal year 1998 and the first three quarters of fiscal year 1999. Direct operating expenses as a percentage of revenues for the nine months ended December 31, 1998 increased to 76.9% compared to 74.1% for the same period ended December 31, 1997.

     Gross Margin. The Company's gross margin for the nine months ended December 31, 1998 totaled $17.1 million, a decrease of $2.3 million or 12% from the nine months ended December 31, 1997 total of $19.4 million. Gross margin as a percentage of revenues decreased to 23.1% for the nine months ended December 31, 1998 compared to 25.9% for the same period ended December 31, 1997.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the nine months ended December 31, 1998 totaled $23.4 million, a decrease of $7.2 million or 23.3% from the nine months ended December 31, 1997 total of $30.6 million. The decrease was primarily attributable to lower personnel and administrative expenses resulting from the Company's ongoing cost-reduction program and a reduction in the provision for doubtful accounts. These reductions were partially offset by higher professional outside services and insurance costs. As a percentage of revenues, selling, general and administrative expenses decreased during the nine months ended December 31, 1998 to 31.6% from 40.7% during the nine months ended December 31, 1997.

     Special Charges. The Company's special charges totaled $3.4 million for the nine months ended December 31, 1998, a decrease of $700,000 from special charges of $4.1 million for the nine months ended December 31, 1997. Special charges for the nine months ended December 31, 1998 consisted of disposition costs and the write-down of certain assets related to operations to be abandoned or closed, financial advisory services and severance costs for those officers and employees who were terminated or removed from office by the Company and so notified during the nine months ended December 31, 1998. Special charges for the nine months ended December 31, 1997 consisted of a write-off of approximately $2.6 million of goodwill related to an acquisition of one of its operating units, legal, accounting and related costs resulting from the special review conducted at the direction of the Board of Directors and severance costs for an officer who was removed from office by the Company as of December 31, 1997.

     Operating Loss. The Company's operating loss for the nine months ended December 31, 1998 totaled $9.8 million, a decrease of $5.5 million from the operating loss for the nine months ended December 31, 1997 of $15.3 million. The operating loss as a percentage of revenues for the nine months ended December 31, 1998 was 13.2% compared to 20.3% for the nine months ended December 31, 1997.

     Income Tax Benefit. The Company recognized no income tax benefit for the nine months ended December 31, 1998 due to the Company's being in a net operating loss carryforward position. The income tax benefit for the nine months ended December 31, 1997 was $3.1 million. The Company's effective tax benefit rate was 21.2% for the nine months ended December 31, 1997 which was lower than it would have otherwise been due to the fact that the Company was unable to utilize a tax benefit of $1.9 million due to limitations on the carryback of net operating losses.

     Net Loss. The Company's net loss for the nine months ended December 31, 1998 totaled $9.2 million, a decrease of $2.2 million from the net loss for the nine months ended December 31, 1997 of $11.4 million. As a percentage of revenues, the net loss was 12.5% for the nine months ended December 31, 1998 compared to 15.2% for the nine months ended December 31, 1997.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

     Revenues. The Company's revenues for the three months ended December 31, 1998 totaled $22.9 million, a decrease of $1.5 million or 6.4% from revenues of $24.4 million for the three months ended December 31, 1997. The decline in revenues was attributable primarily to operations that were either disposed of or identified for closure or sale during the past four quarters. The COHR MasterPlan segment generated revenues of $18.0 million in the three months ended December 31, 1998, compared to $20.1 million in the same quarter last year, which primarily represented a decrease in equipment sales. The Purchase Connection segment, which consists primarily of the Company's group purchasing organization (GPO) but includes other ancillary businesses, produced revenues of $4.8 million in the three months ended December 31, 1998, compared to $4.3 million in the same quarter last year. Revenue growth in the GPO more than offset revenue declines in the ancillary businesses.

     Direct Operating Expenses. The Company's direct expenses for the three months ended December 31, 1998 totaled $17.6 million, which represented a decrease of $3 million or 14.8% from the three months ended December 31, 1997 total of $20.6 million. This decrease was primarily attributable to lower parts and equipment costs and personnel costs associated with the cost reduction program implemented during the past four quarters. As a percentage of revenues, direct operating expenses decreased to 76.8% for the three month period ended December 31, 1998 from 84.4% for the three months ended December 31, 1997.

     Gross Margin. The Company's gross margin for the three months ended December 31, 1998 totaled $5.3 million, an increase of $1.5 million or 39.3% over the three months ended December 31, 1997 total of $3.8 million. Gross margin as a percentage of revenues increased to 23.2% for the three months ended December 31, 1998 from 15.6% for the three months ended December 31, 1997.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the three months ended December 31, 1998 totaled $7.2 million, a decrease of $6.1 million or 46% from the three months ended December 31, 1997 total of $13.3 million. This decrease was primarily attributable to lower personnel and administrative expenses resulting from the Company's ongoing cost-reduction program and a reduction in the provision for doubtful accounts, which were partially offset by higher professional outside services and insurance costs. As a percentage of revenues, selling, general and administrative expenses decreased during the three months ended December 31, 1998 to 31.3% from 54.3% during the three months ended December 31, 1997.

     Special Charges. Special charges of $1.4 million for the three months ended December 31, 1998 consisted primarily of financial advisory services and disposition costs and write-down of certain assets related to operations to be abandoned or closed. Special charges for the three months ended December 31, 1997 consisted of a write-off of approximately $2.6 million of goodwill related to an acquisition of one of its operating units, legal, accounting and related costs resulting from the special review conducted at the direction of the Board of Directors and severance costs for an officer who was removed from office by the Company as of December 31, 1997.

     Operating Loss. The Company's operating loss for the three months ended December 31, 1998 totaled $3.3 million, a decrease of $10.3 million from an operating loss for the three months ended December 31, 1997 of $13.6 million. The operating loss as a percentage of revenues for the three months ended December 31, 1998 was 14.3% compared to 55.6% for the three months ended December 31, 1997.

     Income Tax Benefit. The Company recognized no income tax benefit for the three months ended December 31, 1998 due to the Company's being in a net operating loss carryforward position. The income tax benefit for the three months ended December 31, 1997 was $2.7 million. The Company's effective tax benefit rate was 20.1% for the three months ended December 31, 1997.

     Net Loss. The Company's net loss for the three months ended December 31, 1998 totaled $3.1 million, a decrease of $7.6 million from the net loss for the three months ended December 31, 1997 of $10.7 million. As a percentage of revenues, the net loss was 13.7% for the three months ended December 31, 1998 as compared to 43.6% for the three months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $20.4 million and $28.2 million as of December 31, 1998 and March 31, 1998, respectively. The Company had cash and cash equivalents of $11.8 million and $14.0 million at those same respective dates.

     Net cash used in operating activities amounted to $1.7 million and $5.6 million for the nine months ended December 31, 1998 and 1997, respectively. The factors contributing to the negative cash flow from operations for the nine months ended December 31, 1998 were the net loss (offset in part by non-cash charges for depreciation and amortization, provision for doubtful accounts and certain special charges) and a reduction in trade accounts payable which were partially offset by the receipt of a $2.7 million income tax refund and a $2.1 million reduction in accounts receivable. Included in accrued expenses at December 31, 1998 are unpaid amounts related to special charges, primarily financial advisory services and severance expense for officers and employees. Accrued expenses will be charged when these payments are made.

     Net cash (used in) provided by investing activities was $(161,000) and $1.3 million in the nine months ended December 31, 1998 and 1997, respectively. There were acquisitions of businesses and or assets of $44,000 for the nine months ended December 31, 1998 as compared to spending on acquisitions of $1.3 million for the same period in the prior year. The Company had sale of investments of $4.5 million for the nine months ended December 31, 1997. The Company also had capital expenditures of $173,000 for the nine months ended December 31, 1998 compared to capital expenditures of $1.9 million for the same period in the prior year.

     Cash used in financing activities for the repayment of long-term debt and notes payable totaled $366,000 for the nine months ended December 31, 1998 as compared to $2.2 million for the nine months ended December 31, 1997.

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

RISKS ASSOCIATED WITH MANAGEMENT OF DATA AND YEAR 2000 ISSUES

     The Company's business is dependent upon its ongoing ability to obtain, process, analyze and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended period of time, the failure to upgrade data services, difficulties in converting data and information systems after acquisitions, loss of stored data, programming errors or other computer programs could have a material adverse effect on the Company's business. As the year 2000 approaches, an issue ("Year 2000 Issue") affecting many companies has emerged regarding how existing application software programs and operating systems can accommodate the date value as described herein. In brief, many existing applications in the marketplace and some proprietary database applications developed by the Company were designed to use a two-digit data position to represent the year (e.g., "98" is stored on the systems and represents the year 1998). The Company has initiated an assessment of its own computer systems and other date-sensitive electronic systems, such as security systems. The financial and general ledger systems of the Company are substantially compliant already; the cost to upgrade these systems is not expected to be material. The Company is currently in varying stages of assessing year 2000 related modifications and conversions to its own systems and software, including testing, and its target date for completion of year 2000 compliant efforts is June 1999. The Company has also commenced communications with suppliers, customers, financial institutions and others with whom it conducts business to assess whether the systems of these other companies, with which the Company interfaces or on which the Company relies, will be upgraded on a timely basis or that such systems will not have an adverse effect on the Company's systems. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 Issues. However, there can be no assurance that the Company's initial assessment of this risk will be accurate or that the Year 2000 Issue will not materially affect future financial results or future financial conditions.

     Another area of potential risk is with certain medical equipment which belongs to the Company's customers but which is maintained or serviced by the Company and has microprocessors with date functionality which could malfunction in the year 2000. Among other steps, the Company has initiated formal communications with all of its customers and with all of the major suppliers of medical equipment to ensure that these third parties are also working to remediate their own Year 2000 Issues, if applicable. Unless the Company has contracted with a customer specifically to provide year 2000 services, the Company believes that its maintenance agreements do not require the provision of such services because of the latent nature of the problem. However, the Company is unable to determine whether the Year 2000 Issue related to customer's medical equipment which is serviced or maintained by the Company will materially affect future financial results or future financial conditions.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION
Three Cities Transactions

     On December 24, 1998, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (the "Three Cities Funds") purchased approximately 48% of the issued and outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company, and TCF Acquisition Corporation, a wholly owned subsidiary of the Three Cities Funds (the "Purchaser"), entered a Plan and Agreement of Merger with the Company that provided for, among other things, the acquisition of all remaining Common Stock by the Purchaser at a price of $5.375 per share (which would have increased to $6.375 per share if the Company settled certain existing stockholder litigation on a basis which would not require it to pay more than $3.0 million, net of any insurance proceeds) and, under certain circumstances, the merger of the Purchaser with and into the Company.

     In response to a proposal by a third party to purchase the Company, the Purchaser and the Company entered into an Amended and Restated Plan and Agreement of Merger, dated as of February 4, 1999 (the "Amended Merger Agreement"), pursuant to which the Purchaser modified its outstanding tender offer to, among other things, increase the price to $6.50 per share and extend its expiration to 12:00 midnight, Eastern Standard Time, on February 24, 1999, unless it is further extended. The Amended Merger Agreement provides for the subsequent merger of the Purchaser with and into the Company (the "Merger"), and each share of Common Stock outstanding at the time of the Merger (other than Common Stock held by the Three Cities Funds, the Purchaser, or shares held by stockholders validly exercising appraisal rights pursuant to the General Corporation Law of the State of Delaware) will, by virtue of the Merger and without any action by the holder thereof, be converted into the right to receive, without interest, $6.50 per share in cash.

     The Company's Board of Directors unanimously approved the terms of the Amended Merger Agreement, the tender offer, and the Merger contemplated thereunder, determined that the such tender offer and the Merger are fair to, and in the best interests of, the holders of Common Stock, and recommended that all such holders accept such offer and tender their shares pursuant thereto.

Pacific Health Services Group, LLC

     Effective December 1, 1998, COHR Pacific Health, Inc., a wholly owned subsidiary of the Company, together with AllHealth, Inc. ("AllHealth") and California Hospitals Investments and Publications, Inc. ("CHIP"), formed Pacific Health Services Group, LLC ("PHSG") to engage in the businesses of medical credentials verification and operational quality and managed care consulting (the "Businesses"). AllHealth is an affiliate of Healthcare Association of Southern California, a significant stockholder of the Company, and CHIP is an affiliate of California Healthcare Association.

     The Company contributed substantially all of its assets related to the Businesses to PHSG (and PHSG assumed the related obligations and liabilities) for a forty percent (40%) membership interest therein, and AllHealth and CHIP contributed cash to PHSG for a forty percent (40%) and twenty percent (20%) membership interest, respectively.

Employment Agreements

     (a) Raymond E. List, President and Chief Executive Officer of the Company,
(b) Daniel F. Clark, Chief Financial Officer of the Company, and (c) Steven W. Ritterbush, Managing Director of the Company, had each previously agreed in principle to new employment agreements with the Company, and in January 1999 Messrs. List and Clark each executed a three-year employment agreement, and Mr. Ritterbush executed a one-year employment agreement, with the Company, each of which is effective as of September 1, 1998.

Matters Related to Paul Chopra

     As described in the Company's Proxy Statement dated July 24, 1998 for the Annual Meeting of Stockholders, the Company and Mr. Paul Chopra, the Company's former Chief Executive Officer, entered into a Standstill Agreement, dated April 3, 1998 (the "Standstill Agreement"), pursuant to which each party has agreed that the passage of time will not waive or prejudice the rights of either of the parties with respect to the termination of Mr. Chopra's employment. As of November 10, 1998, the parties extended the period of the Standstill Agreement, which was to expire on November 10, 1998, to January 31, 1999 on substantially the same terms as the prior agreement (except that Mr. Chopra was paid $5,000 per month instead of $10,000 per month and agreed to the cancellation of 182,500 of his 280,000 stock options outstanding), and as of January 31, 1999, the parties again extended the period of the Standstill Agreement to February 28, 1999 on substantially the same terms as the prior amendment (except that there was no cancellation of stock options).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included or incorporated herein:

     See Index to Exhibits

(b) Reports on Form 8-K:

     A Current Report on Form 8-K was filed on December 21, 1998 concerning the dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock declared and distributed by the Company and issued pursuant to a rights agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COHR INC.
                                          (Registrant)

Date: February 16, 1999                           /s/ RAYMOND E. LIST
                                          --------------------------------------
                                                     Raymond E. List
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: February 16, 1999                           /s/ DANIEL F. CLARK
                                          --------------------------------------
                                                     Daniel F. Clark
                                            Executive Vice President and Chief
                                                    Financial Officer
                                           (Principal Accounting and Financial
                                                         Officer)

                           COHR INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1*     Amended and Restated Plan and Agreement of Merger, dated as of February 4, 1999, by and between Registrant and TCF
          Acquisition Corp.
 3.1**    Certificate of Incorporation of Registrant
 3.2**    By-laws of Registrant
 3.3+     By-laws of Registrant as amended on June 29, 1998
 3.4      Amendment to Bylaws effective as of December 24, 1998
 4.1**    Form of Warrant to be issued to the Representatives of the
          Underwriters
 4.2**    Form of Registration Rights Agreement between Registrant,
          Healthcare Association of Southern California ("HASC") and
          Hospital Council Coordinated Programs, Inc
 4.3**    Specimen Stock Certificate
 4.4++    Rights Agreement dated as of November 23, 1998 (the "Rights
          Agreement"), by and between Registrant and ChaseMellon
          Shareholder Services LLC, as Rights Agent (the "Rights
          Agent")
 4.5      Amendment to Rights Agreement dated as of December 24, 1998 by and between Registrant and the Rights Agent
 4.6++    Certificate of the Designations, Preferences and Rights of
          Series A Junior Participating Cumulative Preferred Stock of
          Registrant, dated November 25, 1998
10.2c     Amendment to Standstill Agreement dated as of January 31,
          1999 between Registrant and Mr. Paul Chopra
10.15     Employment Agreement, dated as of January 20, 1999 and
          effective as of September 1, 1998, between Registrant and
          Daniel F. Clark
10.16     Employment Agreement, dated as of January 20, 1999 and
          effective as of September 1, 1998, between Registrant and
          Raymond E. List
10.18     Employment Agreement, dated as of January 20, 1999 and
          effective as of September 1, 1998, between Registrant and
          Stephen W. Ritterbush
11        Computation of Net Loss Per Share
27.1      Financial Data Schedule

---------------
 * Incorporated by reference from Registrant's Amendment No. 2 to Schedule 14D-9 filed on February 8, 1999 (File No. 0-27506).

** Incorporated by reference from Registrant's Registration Statement on Form
   S-1, Registration No. 33-80635.

 + Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-27506).

++ Incorporated by reference from Registrant's Registration Statement on Form
   8-A, filed on November 25, 1998 (File No. 0-27506).